Form 10-K
period 1996-12-31
VDI MEDIA
filed 1997-03-31
CIK 1014733

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

                          FOR THE YEAR ENDED DECEMBER 31, 1996,

                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-21917

                            ------------------------

                                   VDI MEDIA

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                95-4272619
  (State of or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

  6920 SUNSET BOULEVARD, HOLLYWOOD,                       90028
              CALIFORNIA
   (Address of principal executive                      (Zip Code)
               offices)

       Registrant's telephone number, including area code (213) 957-5500

           Securities registered pursuant to Section 12(b) of the Act
                                      None

           Securities registered pursuant to Section 12(g) of the Act
                          Common Stock, no par value.

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $26,902,800 based upon the closing price of such stock on March 26, 1997. As of March 26, 1997, there were 9,580,000 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    VDI Media ("VDI" or the "Company") provides broadcast quality video duplication, distribution and related value-added services including distribution of national television spot advertising, trailers and electronic press kits. The primary users of the Company's videotape duplication and distribution services are those motion picture companies and advertising agencies which generally outsource such services. The Company serviced over 1,200 customers in the year ended December 31, 1996.

    The Company's services include (i) the physical and electronic delivery of broadcast quality advertising, including spots, trailers, electronic press kits and infomercials, and syndicated television programming to more than 945 television stations, cable companies and other end-users nationwide and (ii) a broad range of video services including the duplication of video in all formats, element storage, standards conversion, closed captioning and transcription services, and video encoding for air play verification purposes.

    The primary method of distribution by the Company, and by others in the industry, continues to be the physical delivery of videotape to end-users. In 1994, to enhance its competitive position, the Company created Broadcast One, a national distribution network which employs fiber optic and satellite technologies in combination with physical distribution methods to deliver broadcast quality material throughout the United States. The Company's use of fiber optic and satellite technologies provides rapid and reliable electronic transmission of video spots and other content with a high level of quality, accountability and flexibility to both advertisers and broadcasters. Through the Company's distribution hub in Tulsa, Oklahoma (the Tulsa Control Center), Broadcast One has enabled the Company to expand its presence in the national advertising market, allowing for greater diversification of its customer base. The Company currently derives a small percentage of its revenues from electronic deliveries and anticipates that this percentage will increase as such technologies become more widely accepted. The Company intends to add new methods of distribution as technologies become both standardized and cost-effective.

    The Company operates broadcast tape duplication facilities at its California locations and at the Tulsa Control Center, which the Company believes together currently distribute on average 3,600 videotapes a day. By capitalizing on Broadcast One's ability through fiber optic and satellite technologies to link instantaneously the Company's facilities in Los Angeles with its other facilities and by leveraging the Tulsa Control Center's geographic proximity to the center of the country, the Company is able to utilize the optimal delivery method to extend its deadline for same or next-day delivery of time-sensitive material. As the Company develops or acquires facilities in new markets, the Broadcast One network will enable it to maximize the usage of its network-wide duplication capacity by instantaneously transmitting video content to facilities with available capacity. The Company's Broadcast One network and California facilities are designed to serve cost-effectively the time-sensitive distribution needs of the Company's clients. Management believes that the Company's success is based on its strong customer relationships which are maintained through the reliability, quality and cost-effectiveness of its services, and its extended deadline for processing customer orders.

    The Company derives revenues primarily from major and independent motion picture and television studios, cable television program suppliers, advertising agencies and, on a more limited basis, national television networks, local television stations, television program syndicators, corporations and educational institutions. The Company receives orders with specific routing and timing instructions provided by the customer. These orders are then entered into the Company's computer system and scheduled for electronic or physical delivery via the Company's Hollywood facility or the Tulsa Control Center. When a video spot is received, the Company's quality control personnel inspect the video to ensure that it meets customer specifications and then initiate the sequence to distribute the video to the designated television stations either electronically, over fiber optic lines and/or satellite, or via the most suitable package carrier. The Company believes that fiber optic delivery is superior to satellite delivery due to its transmission quality.

    On February 24, 1997 the Company completed a public offering (the "Offering") of 2,800,000 shares of Common Stock, 200,000 of which were sold on behalf of a selling shareholder. In March 1997, the underwriters of the Offering exercised their over-allotment option (the "Over-allotment Option") to purchase an additional 320,000 shares of Common Stock from the Company. The net proceeds of the Offering to the Company, including net proceeds from the Over-allotment Option, were approximately $18.0 million after deducting the underwriters' discount of approximately $1.5 million and offering expenses of approximately $1.0 million. For a discussion of the Offering and the Over-allotment Option see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    The Company was incorporated in 1990. The Company's principal executive offices are located at 6920 Sunset Boulevard, Hollywood, California 90028, and its telephone number is (213) 957-5500.

DISTRIBUTION NETWORK

    VDI operates a full service distribution network providing its customers with reliable, time-sensitive and high quality distribution services. The Company's historical customer base consists of motion picture and television studios and post-production facilities located primarily in the Los Angeles region. In 1994, the Company created the Broadcast One network to enhance its national distribution capabilities. The Company provides tape duplication, shipping, satellite and point-to-point fiber optic transmission services at its California facilities, which process video that is both received from and distributed within the Los Angeles region, and at the Tulsa Control Center, the distribution hub of the Broadcast One network.

    Commercials, trailers, electronic press kits and related distribution instructions are typically collected at the Company's Hollywood headquarters facility and are processed locally or transmitted over Broadcast One's fiber optic or satellite network for processing at the Tulsa Control Center. Video content collected from Broadcast One's clients is generally transmitted via Broadcast One's fiber optic network directly to the Tulsa Control Center for processing. Orders are routinely received into the evening hours for delivery the next morning. The Company has the ability to process customer orders from receipt to transmission in less than one hour. Customer orders that require immediate, multiple deliveries in remote markets are often delivered electronically to and serviced by third parties with duplication and delivery services in such markets.

    Upon receipt of an order, the Company creates a master by completing the required production services, such as closed-captioning, local market customization or value-added editing services. Once complete, the master is distributed to television stations either physically or electronically. For television stations desiring physical distribution, the master is duplicated onto specific tape formats and, in most cases, shipments of multiple spots are combined, or tied, onto one tape, then sorted and consolidated into packages by destination. The increase in the Company's volume has historically provided a decreasing delivery cost per order due to order consolidation and the volume discount structure inherent in air courier pricing.

    The Tulsa Control Center, which provides the main hub of the Company's distribution capabilities, is located near the geographic center of the country which provides an extended deadline for air courier shipments. Currently, the Tulsa Control Center delivers a majority of VDI's overnight deliveries. A significant portion of the operating expenses of the Tulsa Control Center are fixed and the facility contains ample space in which to expand operations, providing the opportunity for improved operating margins as the Company's business continues to grow. By utilizing the Tulsa Control Center's full capacity, the Company believes it can further increase its duplication and distribution capacity without significant additional capital expenditures.

    For electronic distribution, the master is digitized and delivered by fiber optic or satellite transmission to television stations equipped to receive such transmissions. The Company's Hollywood and Tulsa facilities have 24-hour access to its fiber optic network, allowing it to transmit finished projects to end-users upon completion. The Company currently derives a small percentage of its revenues from electronic deliveries and anticipates that this percentage will increase as such technologies become more widely accepted.

    In March 1994, the Company entered into a joint operating agreement with Vyvx, a subsidiary of the Williams Companies, which provides the fiber optic capability of the Broadcast One network. Under the joint operating agreement, the Company and Vyvx agree to provide electronic delivery of spot advertisements to broadcast stations and to share equally in revenues generated therefrom. To date no such revenues have been earned pursuant to this agreement. The joint operating agreement terminates in 1999, subject to automatic renewal unless one or both parties determine to terminate the agreement.

    The Company's Hollywood headquarters facility has more than 150 broadcast quality videotape duplication machines. The Hollywood headquarters facility operates 24 hours a day, seven days a week.

    Traffic instructions that detail air play information accompany all deliveries. For fiber optic and satellite deliveries, the traffic instructions are telecopied to network stations and arrive with or prior to the video content. For physical deliveries, a printed copy of the traffic instructions is included with the tape duplications. The Company's customer service staff contacts television stations each morning to verify receipt of the prior night's distribution, allowing timely retransmission of any unconfirmed deliveries. Tape deliveries are verified electronically through an on-line interface with the Company's air courier services.

VALUE-ADDED SERVICES

    VDI maintains video and audio post-production and editing facilities as components of its full service, value-added approach to its customers. Production services are performed at the Company's facilities in Hollywood and West Los Angeles, California, and at the Tulsa Control Center. The Hollywood and West Los Angeles facilities also enable the Company to provide duplication and post-production services for local customers, which include the Columbia/Tri Star Motion Picture Companies, Metro-Goldwyn-Mayer Film Group, Fox Filmed Entertainment and MCA Motion Picture Group.

    The following summarizes the value-added post-production services that the Company provides to its customers:

        STANDARDS CONVERSION. Throughout the world there are several different broadcasting "standards" in use. To permit a program recorded in one standard to be broadcast in another, it is necessary for the recorded program to be converted to the applicable standard. This process involves changing the number of video lines per frame, the number of frames per second, and color system. VDI's headquarters in Hollywood, California has facilities for the conversion of videotape between all international formats, including NTSC, PAL and SECAM.

        VIDEOTAPE EDITING. VDI provides digital editing services at its West Los Angeles and Tulsa locations. The editing suites are equipped with (i) state-of-the-art digital editing equipment that provides precise and repeatable electronic transfer of video and/or audio information from one or more sources to a new master videotape and (ii) large production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Videotape can be edited into completed programs such as television shows, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

        ENCODING. VDI provides encoding services, known as "veil encoding," in which a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from standard television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted air time. The Company provides veil encoding services for a number of its motion picture studio clients to enable them to customize their promotional material. The Company has recently acquired an "ice encoding" system which will enable it to place codes within the audio portion of a videotape thereby enhancing the overall quality of the encoded videotape.

        ANCILLARY AUDIO SERVICES. VDI provides videotape audio editing and rerecording services for motion pictures and television programming in addition to commercial and other non-broadcast purposes. VDI provides such services through non-linear audio editing systems which allow sound to be generated, processed, modified, digitized and manipulated to the artistic requirements of the client. Other audio services available through VDI include voice overs, live sound effects, digital audio recording with pulse code modulation equipment and an "automated dialog replacement" system which enables the Company to reproduce and recreate synchronized dialog. Management anticipates that the Woodholly Acquisition will complement the Company's services in this area.

        ELEMENT STORAGE. The Company provides its clients with storage space for their master tapes and is positioned to receive follow-on orders for duplication and distribution requests with respect to those tapes. The Company believes that it currently stores more than 100,000 masters and that as a result of growth in its Broadcast One network, it will have the opportunity to increase revenues from this service.

NEW MARKETS

    The Company believes that the development of the Broadcast One network and its array of value-added services will provide the Company with the opportunity to enter or significantly increase its presence in several new or expanding markets.

        INTERNATIONAL. Woodholly currently provides video duplication services for suppliers to international markets. Through the Woodholly Acquisition, the Company intends to leverage these relationships in order to offer access to international markets for its existing customers. Further, the Company believes that electronic distribution methods will facilitate its expansion into the international distribution arena, as such technologies become standardized and cost-effective. In addition, the Company believes that the growth in the distribution of domestic content into international markets will create increased demand for value-added services currently provided by the Company such as standards conversion and audio and digital mastering.

        RADIO. The Company believes that the growth of Broadcast One will strengthen its relationships with advertisers who make spot market purchases of both television and radio advertising, resulting in the expansion of its presence in the distribution of radio advertisements. The Company presently provides spot radio advertising distribution for a small number of its clients.

        CABLE. The Company believes that continued consolidation of cable system ownership among multiple system operators will attract increasing national spot advertising on local cable systems, especially in major markets, increasing the volume of advertisements which could be distributed to cable operators.

WOODHOLLY ACQUISITION

    The Company from time to time considers the acquisition of content delivery or other businesses complementary to its current operations. As part of the implementation of its strategy to acquire assets that increase its value-added duplication and distribution capabilities, the Company expanded its operations with the Woodholly Acquisition in January 1997. Woodholly provides duplication, distribution, video content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies. VDI believes that the acquisition of Woodholly will allow it to gain valuable customer relationships, offer a more complete range of services to its customers and give VDI the opportunity to capture a larger portion of its current customers' video duplication and distribution business. The purchase price, which is subject to adjustment and offset, consisted of $4.0 million in promissory notes paid in February 1997 and up to $4.0 million in earn-out payments. The Company will make an additional bonus payment of $1.0 million if Woodholly achieves certain additional revenue and profitability targets. The earn-out payments are due in each quarter in the period ending December 31, 2001 to the extent that Woodholly, as a separate division of the Company, achieves specified operating income results. If Woodholly fails to achieve these results in any particular quarter, the related earn-out payment will be deferred for up to two years until the results are achieved. No earn-out payments will be payable after December 31, 2003.

SALES AND MARKETING

    Historically, the Company has marketed its services almost exclusively through industry contacts and referrals and has engaged in very limited formal advertising. While VDI intends to continue to rely primarily on its reputation and business contacts within the industry for the marketing of its services, the Company has recently expanded its direct sales force to communicate the capabilities and competitive advantages of the Company's distribution network to potential new customers. In addition, the Company's sales force solicits corporate advertisers who may be in a position to influence agencies in directing deliveries through the Company. The Company currently has sales representatives located in New York and Los Angeles. The Company's marketing programs are directed toward communicating its unique capabilities and establishing itself as the predominant value-added distribution network for the motion picture and advertising industries.

CUSTOMERS

    Since its inception in 1990, VDI has added customers and increased its sales based on a combination of reliability, timeliness, quality and price. The integration of the Tulsa Control Center with the Company's regional facilities has given its customers a time advantage in the ability to deliver broadcast quality material. The Company markets its services to major and independent motion picture and television production companies, cable television program suppliers, advertising agencies and, on a more limited basis, national television networks, local television stations, television program syndicators, corporations and educational institutions. The Company's motion picture clients include, among others, the Columbia/ Tri Star Motion Picture Companies, Metro-Goldwyn-Mayer Film Group, Fox Filmed Entertainment, The Walt Disney Motion Picture Group, Paramount Pictures Corporation and Warner Bros.

    The Company solicits the motion picture and television industries, other advertisers and their agencies to generate duplication and distribution revenues. In the twelve months ended December 31, 1996 the Company serviced more than 1,200 customers of which the seven major motion picture studios accounted for approximately 49%, including the Columbia/Tri Star Motion Picture Companies which accounted for approximately 11%, of the Company's revenues for the twelve months ended December 31, 1996. If one or more of these companies were to stop using the Company's services, the business of the Company could be adversely affected.

    The Company has no long-term or exclusive agreements with any of its clients. Because clients generally do not make arrangements with the Company until shortly before its facilities and services are required, the Company usually does not have any significant backlog of service orders. The Company's services are generally offered on an hourly or per unit basis based on volume.

CUSTOMER SERVICE

    VDI believes it has built its strong reputation in the market with a commitment to customer service. VDI receives customer orders via courier services, telephone, telecopier and the Internet. The customer service staff develops strong relationships with clients within the studios and advertising agencies and are trained to emphasize the Company's ability to confirm delivery, meet difficult delivery time frames and provide reliable and cost-effective service.

COMPETITION

    The videotape duplication and distribution industry is a highly competitive service-oriented business. Certain competitors (both independent companies and divisions of large companies) provide all or most of the services provided by the Company, while others specialize in one or several of these services. Substantially all of the Company's competitors have a presence in the Los Angeles area, currently the principal market for the Company's services. Due to the current and anticipated future demand for videotape duplication and distribution services in the Los Angeles area, the Company believes that both existing and new competitors may expand or establish videotape post-production service facilities in this area.

    The Company believes that it maintains a competitive position in its market by virtue of the quality and scope of the services it provides, and its ability to provide timely and accurate delivery of these services. The Company believes that prices for its services are competitive within its industry, although some competitors may offer certain of their services at lower rates than the Company.

    The principal competitive factors affecting this market are reliability, timeliness, quality and price. The Company competes with a variety of duplication and distribution firms, some of which have a national presence, certain post-production companies and, to a lesser extent, the in-house duplication and distribution operations of major motion picture studios and ad agencies, that have traditionally distributed taped advertising spots via physical delivery. Some of these competitors have long-standing ties to clients that will be difficult for the Company to change. Several companies have systems for delivering video content electronically. Moreover, some of these distribution and duplication firms such as Cycle-Sat, Inc., Indenet, Inc., and Digital Generation Systems, Inc., and post-production companies may have greater financial, distribution and marketing resources and some of which have achieved a higher level of brand recognition than the Company. As a result, there is no assurance that the Company will be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality and price or otherwise.

EMPLOYEES

    The Company had 144 full-time employees as of December 31, 1996. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

    The Company conducts its duplication and distribution operations primarily from its headquarters in Hollywood, California and conducts its post-production operations primarily from its West Los Angeles facilities.

    The Company's 30,000 square foot headquarters in Hollywood, California houses facilities for its duplication services, a vault utilized for storage of master videotapes, and offices for the Company's management, administrative and accounting personnel. The Tulsa Control Center is a 20,000 square foot facility utilized by the Company as the Broadcast One network control center as well as VDI's nationwide physical duplication and distribution center. The Company also maintains an 8,000 square foot facility in West Los Angeles, California utilized for film-to-tape transfers, video tape editing and audio services.

    The Company's leases for its Hollywood headquarters and Tulsa facilities expire in 1999. The Company's lease for the West Los Angeles facility expires in December 1997. The Company's aggregate rental cost in 1996 was approximately $0.6 million.

    Except for approximately 5% of the Company's equipment which is leased on a long-term basis for terms ranging through 1999, all of the Company's equipment has been purchased either for cash, on an installment basis or through a like-kind exchange. However, approximately $2.0 million in capital lease obligations were outstanding as of December 31, 1996 for Woodholly Productions which was acquired by the Company as of January 1, 1997.

ITEM 3.  LEGAL PROCEEDINGS

    There are currently no legal proceedings to which the Company is a party, other than routine matters incidental to the business of the Company. From time to time the Company may become party to various legal actions and complaints arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Company's stockholders for a vote during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market ("NNM") under the symbol VDIM. The Common Stock began trading on the NNM on February 19, 1997. The following table sets forth, for the periods indicated, the high and low closing sales price per share for the Common Stock.

                                                                                 COMMON STOCK
                                                                             --------------------
                                                                                LOW       HIGH
                                                                             ---------  ---------
YEAR ENDING DECEMBER 31, 1997..............................................  $    6.75  $     8.0
  First Quarter (through March 26, 1997)

    On March 26, 1997, the closing sale price of the Common Stock as reported on the NNM was $6.75 per share. As of March 26, 1997, there were 42 holders of record of the Common Stock.

DIVIDENDS

    Other than prior distributions by the Company to its then shareholders of record of previously taxed and undistributed earnings (the "S Corp distribution), and the final S Corp distribution to be made based upon earnings to shareholders of record prior to the Offering, the Company did not pay dividends on its Common Stock during the years ended December 31, 1996, 1995 or 1994 and currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following data, insofar as it relates to each of the years 1992 to 1996, has been derived from annual financial statements, including the balance sheets at December 1995 and 1996 and the related statements of income and of cash flows for the three years ended December 31, 1996 and the notes thereto and elsewhere herein.

    This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------------
                                                                        1992       1993      1994(1)     1995       1996
                                                                      ---------  ---------  ---------  ---------  ---------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Revenues..........................................................  $  11,546  $  17,044  $  14,468  $  18,538  $  24,780
  Cost of goods sold................................................      7,710     10,595     10,042     11,256     14,933
                                                                      ---------  ---------  ---------  ---------  ---------
  Gross profit......................................................      3,836      6,449      4,426      7,282      9,847
  Selling, general and administrative expense.......................      3,498      4,290      3,545      5,181      5,720
  Costs related to establishing a new facility......................     --         --            981     --         --
  Dispute settlement................................................     --         --            458     --         --
                                                                      ---------  ---------  ---------  ---------  ---------
  Operating income (loss)...........................................  $     338  $   2,159       (558)     2,101      4,127
  Interest expense, net.............................................        170        241        271        333        223
  Provision for income tax..........................................     --             29     --             26         68
                                                                      ---------  ---------  ---------  ---------  ---------
  Net income (loss).................................................  $     168  $   1,889  $    (829) $   1,742  $   3,836
                                                                      ---------  ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------  ---------
PRO FORMA STATEMENT OF OPERATIONS DATA(2)
  Pro forma provision (benefit) for income taxes....................  $      67  $     767  $    (332) $     707  $   1,562
  Pro forma net income (loss).......................................        101      1,151       (497)     1,061      2,342
  Pro forma net income per share....................................     --         --         --         --           0.35
  Pro forma weighted average common shares outstanding..............     --         --         --         --          6,695
  Supplemental pro forma net income per share(3)....................     --         --         --         --           0.36
  Supplemental weighted average common shares outstanding...........     --         --         --         --          7,007

OTHER DATA
  EBITDA(4).........................................................  $   1,059  $   3,152  $   2,209  $   3,680  $   5,781
  Cash flows provided by operating activities.......................        710      2,003      1,121      2,553      6.306
  Cash flows (used in) provided by financing activities.............        971       (635)       977     (1,061)    (4,966)
  Capital expenditures..............................................      1,672      1,379      2,071      1,137      1,191
SELECTED BALANCE SHEET DATA
  Cash..............................................................  $      44  $      33  $      60  $     415  $     564
  Working capital (deficit).........................................       (646)       392     (1,329)     1,079      1,925
  Property and equipment, net.......................................      3,271      3,670      4,402      3,992      3,520
  Total assets......................................................      5,806      7,253      8,189      9,340     11,178
  Borrowings under revolving credit agreement.......................        775        525      1,644        100         --
  Long-term debt, net of current portion............................      1,552      1,388      1,457      2,150      1,177
  Shareholders' equity..............................................      1,253      2,803      1,706      3,019      5,241

------------------------

(1) The 1994 results of operations reflect (i) the disposition of the Company's telecine (film-to-videotape transfer) business during the first quarter of 1994, (ii) one-time start-up costs of $1.0 million related to establishing the Tulsa Control Center, which costs were in addition to capital expenditures of $0.9 million and (iii) one-time costs of $0.5 million in connection with a settlement of a dispute. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The Company has been exempt from payment of federal income taxes and has paid certain state income taxes at a reduced rate as a result of its S Corporation election. Prior to the closing of the Offering the Company's shareholders elected to terminate the Company's S Corporation status. Pro forma statement of operations data reflect the income tax expense that would have been recorded had the Company not been exempt from paying taxes under the S Corporation election. As a result of terminating the Company's S Corporation status, the Company will be required to record a one-time, non-cash charge against historical earnings for additional deferred taxes based upon the increase in the effective tax rate from the Company's S Corporation status (1.5%) to C Corporation status (40%). This charge will occur in the quarter ending March 31, 1997. If this charge were recorded at December 31, 1996, the amount would have been approximately $0.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 3 of Notes to Financial Statements.

(3) Supplemental pro forma net income per share is calculated after giving effect to the number of shares of Common Stock whose net proceeds were used to retire certain outstanding debt upon completion of the Offering and the elimination of interest expense related to such debt.

(4) EBITDA is defined herein as earnings before interest, taxes, depreciation, amortization and non-recurring charges. Such non-recurring charges comprise costs related to establishing a new facility and the settlement of a dispute of $1.0 million and $0.5 million, respectively, both of which were recorded during the year ended December 31, 1994. EBITDA does not represent cash generated from operating activities in accordance with GAAP, is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to other similarly titled measures of other companies, management believes that EBITDA is a useful measure of cash flow available to the Company to pay interest, repay debt, make acquisitions or invest in new technologies. The Company is currently committed to use a portion of its cash flows to service existing debt, if outstanding, and, furthermore, anticipates making certain capital expenditures as part of its business plan.

                CERTAIN PRO FORMA COMBINED FINANCIAL STATEMENTS

    The following unaudited pro forma financial statements give effect to the Woodholly Acquisition. The unaudited pro forma combined balance sheet presents the combined financial position of the Company and Woodholly at December 31, 1996 as if the Company had acquired Woodholly on December 31, 1996. Such pro forma information is based upon the historical balance sheet data of the Company and Woodholly on that date. The unaudited pro forma combined statements of operations for the year ended December 31, 1996 give effect to the Woodholly Acquisition as if the Company had acquired Woodholly on January 1, 1996.

    The unaudited pro forma combined statements of operations are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as representative of future operations.

    The purchase price paid by the Company consists of an initial purchase price of $4.0 million plus an as yet undetermined contingent purchase price. The contingent purchase price, payable to the partners of Woodholly, is to be earned and paid based on the financial results of Woodholly as a separate division of the Company. The contingent purchase price, in total, is limited to $4.0 million. The Company will make an additional bonus payment of $1.0 million if Woodholly achieves certain additional revenue and profitability targets. The unaudited pro forma combined financial statements reflect the Company's allocation of the initial purchase price of $4.0 million to the assets and liabilities of Woodholly based upon the Company's current estimates of the fair values of the assets acquired and liabilities assumed. The excess of the initial consideration over the fair value of the assets acquired and liabilities assumed of approximately $1.8 million was allocated to goodwill. The contingent purchase price, to the extent earned, will be treated as an increase in goodwill and will be amortized coterminously with the original 20 year period. To the extent additional contingent purchase price payments are made, amortization will increase in future periods. If the full contingent purchase price were earned, goodwill would be increased by a total of $5.0 million, and annual amortization expense associated with such additional goodwill would be $0.3 million (for an aggregate annual amortization expense of $0.4 million). Management of the Company is in the process of reviewing the allocation of the purchase price and, when completed, may modify its preliminary allocation. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in the unaudited pro forma combined financial statements. The Woodholly Acquisition will be accounted for by the Company under the purchase method of accounting.

    The historical financial statements of the Company and Woodholly are included at Item 14 of this Annual Report on Form 10-K. These unaudited pro forma combined financial statements should be read in conjunction with those financial statements and related notes.

PRO FORMA COMBINED BALANCE SHEET

    The following unaudited pro forma combined balance sheet presents the combined financial position of the Company and Woodholly as of December 31, 1996. Such unaudited pro forma information is based on the combined historical balance sheets of the Company and Woodholly as of December 31, 1996, giving effect to (i) the Woodholly Acquisition accounted for under the purchase method of accounting and (ii) the pro forma adjustments described in the accompanying Notes to Pro Forma Combined Financial Statements.

                                                                              AS OF DECEMBER 31, 1996
                                                                 -------------------------------------------------
                                                                       HISTORICAL                PRO FORMA
                                                                 ----------------------  -------------------------
                                                                    VDI      WOODHOLLY   ADJUSTMENTS      COMBINED
                                                                 ---------  -----------  ------------     --------
                                                                                  (IN THOUSANDS)(UNAUDITED)
                                                      ASSETS
Current assets:
  Cash.........................................................  $     564   $      19   $     (564)(A)   $    19
  Accounts receivable, net.....................................      4,537       1,592         (107)(B)     6,022
  Amount receivable from officer...............................      1,214                                  1,214
  Other receivables............................................        224                                    224
  Inventories..................................................        144      --           --               144
  Prepaid expenses.............................................          2          63                         65
                                                                 ---------  -----------  ------------     --------
      Total current assets.....................................      6,685       1,674         (671)        7,688
  Property and equipment, net..................................      3,520       3,145       --             6,665
  Intangible and other assets..................................        973      --            1,810         2,783
                                                                 ---------  -----------  ------------     --------
      Total assets.............................................  $  11,178   $   4,819   $    1,139       $17,136
                                                                 ---------  -----------  ------------     --------
                                                                 ---------  -----------  ------------     --------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable................................................  $     728      --           --           $   728
  Accounts payable.............................................      2,394         597         (107)(B)     2,884
  Accrued distribution to shareholder..........................        269                                    269
  Other accrued liabilities....................................      1,337      --           --             1,337
  Current portion of capitalized lease obligations.............         32         844       --               876
  Deferred income taxes........................................     --          --              176(C)        176
                                                                 ---------  -----------  ------------     --------
      Total current liabilities................................      4,760       1,441           69         6,270
                                                                 ---------  -----------  ------------     --------
  Capitalized lease obligations, less current portion..........         75       1,188       --             1,263
                                                                 ---------  -----------  ------------     --------
  Long-term portion of notes payable...........................      1,102      --           --             1,102
                                                                 ---------  -----------  ------------     --------
  Shareholders' equity:
    Partners' capital..........................................     --           2,190       (2,190)(A)     --
    Common stock...............................................      1,015                    3,436(A)      4,451
    Retained earnings..........................................      4,226      --             (176)(C)     4,050
                                                                 ---------  -----------  ------------     --------
      Total shareholders' equity...............................      5,241       2,190        1,070         8,501
                                                                 ---------  -----------  ------------     --------
      Total liabilities and shareholder equity.................  $  11,178   $   4,819   $    1,139       $17,136
                                                                 ---------  -----------  ------------     --------
                                                                 ---------  -----------  ------------     --------

       See accompanying Notes to Pro Forma Combined Financial Statements

PRO FORMA COMBINED STATEMENTS OF OPERATIONS

    The following unaudited pro forma combined statements of operations presents the combined results of operations of the Company and Woodholly for year ended December 31, 1996 by combining the historical statements of operations of the Company and Woodholly for the period, giving effect to (i) the Woodholly Acquisition as of January 1, 1996, accounted for under the purchase method of accounting and (ii) the pro forma adjustments described in the accompanying Notes to Pro Forma Combined Financial Statements.

                                                                            YEAR ENDED DECEMBER 31, 1996
                                                                 --------------------------------------------------
                                                                       HISTORICAL                PRO FORMA
                                                                 ----------------------  --------------------------
                                                                    VDI      WOODHOLLY   ADJUSTMENTS      COMBINED
                                                                 ---------  -----------  ------------     ---------
Revenues.......................................................  $  24,780   $   7,840   $     (356)(D)   $ 32,264
Cost of good sold..............................................     14,933       5,592         (356)(D)     20,169
                                                                 ---------  -----------       -----       ---------
    Gross profit...............................................      9,847       2,248       --             12,095
Selling, general and administrative expenses...................      5,720       1,503          288(E)       7,511
                                                                 ---------  -----------       -----       ---------
Income from operations.........................................      4,127         745         (288)         4,584
Interest expense, net..........................................        291         352       --                643
Other income, net..............................................        (68)        (64)                       (132)
                                                                 ---------  -----------       -----       ---------
Income before income taxes.....................................      3,904         457         (288)         4,073
Pro forma provision for income taxes...........................      1,562      --               68(F)       1,630
                                                                 ---------  -----------       -----       ---------
Pro forma net income...........................................  $   2,342   $     457   $     (356)      $  2,443
                                                                 ---------  -----------       -----       ---------
                                                                 ---------  -----------       -----       ---------
Pro forma earnings per share...................................  $    0.35                                $   0.34
                                                                 ---------                                ---------
                                                                 ---------                                ---------
Pro forma weighted average number of shares....................      6,695(H)                   554(G)       7,249
                                                                 ---------                    -----       ---------
                                                                 ---------                    -----       ---------

       See accompanying Notes to Pro Forma combined Financial Statements.

                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS

    THE UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE INTERIM FINANCING OBTAINED IN CONNECTION WITH THE WOODHOLLY ACQUISITION WAS REPAID USING PROCEEDS FROM THE OFFERING. ACCORDINGLY, NO PRO FORMA ADJUSTMENTS WERE MADE FOR INTEREST EXPENSE.

    The following significant adjustments were made to the historical balance sheets of the Company and Woodholly at December 31, 1996 or historical statements or operations of the Company and Woodholly, as applicable, to arrive at the pro forma combined balance sheet and pro forma combined statements of operations:

       (A) Pro forma adjustments have been made to (i) record estimated goodwill of $1.8 million equal to the excess of the initial consideration over the fair market value assigned to specific assets less liabilities assumed, (ii) eliminate the equity of Woodholly and (iii) reflect the use of available cash and net proceeds from the Offering to repay the interim financing obtained in connection with the Woodholly Acquisition.

        (B) Pro forma adjustments have been made to accounts receivable and accounts payable to eliminate outstanding amounts due between the Company and Woodholly.

        (C) A pro forma adjustment has been made to reflect an increase in the Company's deferred tax liability of $0.2 million calculated in accordance with SFAS No. 109 as if termination of the Company's S Corporation status occurred on December 31, 1996.

       (D) Pro forma adjustments have been made to revenues and cost of goods sold to reverse amounts related to sales between the Company and Woodholly.

        (E) Pro forma adjustments have been made to (i) reflect reductions in selling, general and administrative expenses related to life insurance premiums and other expenses paid by Woodholly on behalf of the former owners, (ii) recognize compensation expense to be paid to the former owners of Woodholly under the terms of the purchase agreement and (iii) recognize amortization expense for the goodwill related to the Woodholly Acquisition, as if the acquisition had occurred at January 1, 1996. Goodwill is amortized over the estimated useful life of 20 years. The amounts of these adjustments are as follows:

                                                                                 YEAR ENDED
                                                                              DECEMBER 31, 1996
                                                                             -------------------
                                                                               (IN THOUSANDS)
 (i) expenses paid on behalf of owners.....................................       $     (42)
 (ii) compensation expense.................................................             240
(iii) amortization of goodwill.............................................              90
                                                                                      -----
    Total additional expense...............................................       $     288
                                                                                      -----
                                                                                      -----

        (F) A pro forma adjustment has been made to adjust the pro forma provision for income taxes to a 40% rate on pro forma income before income taxes.

       (G) Pro forma adjustments have been made to the pro forma weighted average common shares and pro forma earnings per share to reflect the issuance of 553,987 shares of Common Stock in the Offering in order to raise the net proceed necessary to repay the financing obtained for the Woodholly Acquisition, as if such shares had been outstanding during each period presented.

       (H) Pro forma weighted average number of shares is calculated after giving effect to the number of shares of common Stock whose proceeds are to be used to pay a distribution to the Company's shareholders in connection with the termination of its S corporation status.

                                   VDI MEDIA
                 Schedule II--Valuation and Qualifying Accounts

                                                                  BALANCE AT  CHARGED TO                 BALANCE
                                                                  BEGINNING    COSTS AND                  AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                   OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
----------------------------------------------------------------  ----------  -----------  -----------  ----------
Year ended December 31, 1996....................................  $  350,000   $ 110,000       --       $  460,000
                                                                  ----------  -----------  -----------  ----------
                                                                  ----------  -----------  -----------  ----------
Year ended December 31, 1995....................................  $  103,000   $ 247,000       --       $  350,000
                                                                  ----------  -----------  -----------  ----------
                                                                  ----------  -----------  -----------  ----------
Year ended December 31, 1994....................................  $   63,000   $  40,000       --       $  103,000
                                                                  ----------  -----------  -----------  ----------
                                                                  ----------  -----------  -----------  ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company generates revenues principally from duplication, distribution and ancillary services. Duplication services are comprised of the physical duplication of video materials from a source videotape or audiotape "Master" to a target tape "Clone." Distribution services include the physical or electronic distribution of video and audio materials to a customer-designated location utilizing one or more of the Company's delivery methods. Distribution services typically consist of deliveries of national television spot commercials and electronic press kits and associated trafficking instructions to designated stations and supplemental deliveries to non-broadcast destinations. Ancillary services include video and audio editing services, closed captioning services, standards conversion and other services related to the modifications of video and audio content materials prior to distribution.

    The Company recognizes revenues for services based on the shipment and/or delivery of customer materials. Rates charged to customers vary based upon the time-sensitivity of delivery, number of locations and the time at which video or audio materials are made available to the Company to begin the duplication and distribution process. Shorter delivery schedules and shorter lead times typically command higher prices.

    Duplication services generally are priced from $11.00 to $13.50 depending on the format, length of source material and quantity of tapes ordered. Customers often combine multiple commercials, or spots, on the same duplication order ("tied spots"). Tied spots are priced at a lower level reflecting the lower variable cost of adding additional content to single duplication orders. The Company charges $2.00 to $5.00 for each additional tied spot, depending on the number of additional spots. Distribution services rates range from $11.00 to $13.00 for single spots delivered the following morning and from $4.00 to $10.00 for two day delivery. The price is determined by the number of packages and delivery locations. Production services are typically billed at an hourly rate for use of the Company's production facilities or on a firm price for specific services.

    The Company's historical business has been concentrated in the provision of duplication and other services to the major motion picture studios primarily located in the Los Angeles area. The Company believes that the significant operating leverage provided by the Broadcast One network and the Tulsa Control Center could provide the Company the opportunity to grow its revenues at a rate faster than the growth in its operating costs due to (i) lower per unit delivery expenses as multiple orders destined for particular television stations are consolidated and (ii) the reduction of per unit electronic delivery costs as the use of such services increases. The Company believes that the Tulsa Control Center can support a substantially higher volume of production and distribution with low incremental cost increases. The Company has not historically accounted for revenues derived from its duplication, delivery and ancillary services separately.

    The Company's cost of goods sold includes salary expenses for personnel in the areas of customer service, operations and shipping, as well as shipping expenses, videotape materials, equipment maintenance and packaging supplies. Additionally, a significant portion of fixed costs, including a portion of depreciation and occupancy costs, is allocated to cost of goods sold, which creates operating leverage at higher sales levels.

    Selling, general and administrative expenses include the salary, travel expenses and insurance of all sales and administrative personnel. The Company believes that its current selling and administrative infrastructure will sustain higher sales levels.

    Except for the historical information contained herein, certain of the markets discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant discussions elsewhere herein, and the Company's documents filed with the Securities and Exchange Commission, including the Company's registration statement on Form S-1 as declared effective on February 14, 1997, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

RESULTS OF OPERATIONS

    The following table sets forth the amount, and percentage relationship to revenues, of certain items included within the Company's Statement of Operations for the years ended December 31, 1994, 1995 and 1996.

                                                                           YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                           1994                     1995                     1996
                                                  -----------------------  -----------------------  -----------------------
                                                               PERCENT                  PERCENT                  PERCENT
                                                                  OF                       OF                       OF
                                                   AMOUNT      REVENUES     AMOUNT      REVENUES     AMOUNT      REVENUES
                                                  ---------  ------------  ---------  ------------  ---------  ------------
                                                                           (DOLLARS IN THOUSANDS)
Revenues........................................  $  14,468       100.0%   $  18,538       100.0%   $  24,780       100.0%
Costs of good sold..............................     10,042        69.4       11,256        60.7       14,933        60.3
                                                  ---------       -----    ---------       -----    ---------       -----
Gross profit....................................      4,426        30.6        7,282        39.3        9,847        39.7
Selling, general and administrative expense.....      3,545        24.5        5,181        27.9        5,720        23.1
Costs related to establishing a new facility....        981         6.8       --           --          --           --
Dispute Settlement..............................        458         3.2       --           --          --           --
                                                  ---------       -----    ---------       -----    ---------       -----
Operating income (loss).........................       (558)       (3.9)       2,101        11.4        4,127        16.6
Interest expense, net...........................        271         1.8          333         1.9          223         0.8
Provision for income taxes......................     --           --              26         0.1           68         0.3
                                                  ---------       -----    ---------       -----    ---------       -----
                                                  $    (829)       (5.7%)  $   1,742         9.4%   $   3,836        15.5%
                                                  ---------       -----    ---------       -----    ---------       -----
                                                  ---------       -----    ---------       -----    ---------       -----

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    REVENUES. Revenues increased by $6.2 million or 33.7% to $24.8 million for the year ended December 31, 1996 compared to $18.5 million for the year ended December 31, 1995 due to the increased use of the Company's services by existing customers and the addition of new customers. This increase in use of the Company's services and addition of new customers was due to substantially increased marketing of the Company's national distribution network through the Tulsa Control Center. In addition, the year ended December 31, 1996 includes incremental revenues derived from the Company's West Los Angeles duplication and distribution facility which opened late in fiscal 1995.

    GROSS PROFIT. Gross profit increased $2.6 million or 35.6% to $9.9 million for the year ended December 31, 1996 compared to $7.3 million for the year ended December 31, 1995. As a percentage of revenues, gross profit increased from 39.3% to 39.7%. The increase in gross profit as a percentage of revenues was attributable to a decrease in the cost of direct materials and by a decrease in fixed costs, which are allocated to cost of goods, as a percentage of sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.5 million or 10.4% to $5.7 million of the year ended December 31, 1996 compared to $5.2 million for the year ended December 31, 1995. As a percentage of revenues, selling, general and administrative expense decreased to 23.1% for the year ended December 31, 1996 compared to 27.9% for the year ended December 31, 1995. This decrease in selling, general and administrative expense as a percentage of revenues was primarily due to the spreading of fixed overhead expenses, in particular the fixed portion of administrative wages, over a higher revenue base in the year ended December 31, 1996 than in the comparable period in 1995. Management believes that future increases in revenues may lead to further decreases in selling, general and administrative expenses as a percentage of revenues.

    OPERATING INCOME. Operating income increased $2.0 million or 96.4% to $4.1 million for the year ended December 31, 1996 compared to $2.1 million for the year ended December 31, 1995.

    INCOME TAXES. The Company previously has operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Offering, the Company's S Corporation status has terminated. Accordingly, the Company will, in future periods, provide for all income taxes at higher statutory rates. These factors are estimated to result in an effective tax rate for periods subsequent to the Offering of approximately 40%. For the quarter ending March 31, 1997, the Company will record an additional one-time non-cash charge for additional deferred taxes based upon an increase in the effective tax rate for the Company's S Corporation status (1.5%) to C Corporation status (40%) applied to the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. If this charge had been recorded at December 31, 1996, the amount would have been approximately $0.2 million.

    NET INCOME. Net income for the year ended December 31, 1996 increased $2.1 million or 120% to $3.8 million compared to $1.7 million for the year ended December 31, 1995. Such increase is primarily attributable to the previously described factors.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    REVENUES. Revenues increased by $4.0 million or 28.1% to $18.5 million for the year ended December 31, 1995 compared to $14.5 million for the year ended December 31, 1994. The primary reason for this increase was the increased use of the Company's services by existing customers and the addition of new customers. New customers were obtained as a result of marketing the Company's national distribution network through the Tulsa Control Center and the Company's revenues office in New York, both of which opened in September 1994.

    GROSS PROFIT. Gross profit increased $2.9 million or 64.5% to $7.3 million for the year ended December 31, 1995 compared to $4.4 million for the year ended December 31, 1994. As a percentage of revenues, gross profit increased to 39.3% in 1995 from 30.6% in 1994. The increase in 1995 gross profit resulted from several factors, including (i) the spreading of fixed costs over a higher revenue base, which cost base decreased from 13% of revenues to 11% of revenues,
(ii) decreased videotape costs through the tying of multiple spots onto a single videotape and negotiation of consignment inventory agreements, both of which reduced the usage of high cost "fill-in" vendors thereby reducing direct materials usage from 29% of revenues in 1994 to 23% of revenues in 1995 and
(iii) decreased direct labor expenses due to more efficient production and higher volume reduced production wages from 19% of revenues in 1994 to 15% of revenue in 1995. These factors which positively impacted 1995 gross profit were partially offset by increased expenses associated with subcontracting duplication services in certain regions which increased from 1.9% of revenues in 1994 to 4.5% of revenues in 1995 and increased shipping expenses due to the Company's establishment of national distribution capabilities which increased from 1.5% of revenues in 1994 to 3.9% of revenues in 1995. Furthermore, 1994 gross profit was adversely impacted by the Company's decision to discontinue its telecine operation and the absorption of costs related to the operations of the Tulsa Control Center which was opened in September 1994, before the generation of associated Broadcast One revenue. The Company's decision to discontinue its telecine operation was due to the excessively capital-intensive nature of that business, as well as the Company's desire to focus on VDI's core duplication and distribution business.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $1.7 million or 46.1% to $5.2 million for the year ended December 31, 1995 compared to $3.5 million for the year ended December 31, 1994. As a percentage of revenues, selling, general and administrative expense increased to 27.9% in 1995 from 24.5% in 1994. This increase in selling, general and administrative expense as a percentage of revenues was primarily due to increased expenses relating to the Company's national distribution network, including the Tulsa Control Center and the Company's sales office in New York, both of which opened in the third quarter of 1994. These expenses were partially offset by the spreading of certain fixed expenses, in particular rent and depreciation, over a larger revenue base.

    OTHER. During 1994, the Company established the Tulsa Control Center. Pre-operating costs incurred in connection with the establishment of this facility, aggregating $1.0 million, have been charged to results of operations. Such costs were comprised primarily of payroll and other expenses necessary to prepare this facility for operations and to ensure that the quality of videotapes produced at the facility conformed to the Company's standards. In addition, during 1994, management settled a dispute with an equipment lessor regarding ownership of certain video duplication equipment. The settlement amount of $0.5 million was recognized as a period cost in the Company's results of operations.

    OPERATING INCOME. Operating income was $2.1 million for the year ended December 31, 1995 compared to an operating loss of $0.6 million for the year ended December 31, 1994, primarily as a result of increased production volume and greater operating leverage as fixed costs related to the Tulsa Control Center were spread over greater revenues. In addition, the prior year included certain expenses relating to the establishment of the Broadcast One facility and the settlement of a dispute with an equipment lessor.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1995 increased $0.1 million or 22.9% to $0.3 million as a result of increased bank borrowings in connection with the establishment of the Tulsa Control Center.

    NET INCOME (LOSS). Net income increased $2.6 million to $1.7 million for the year ended December 31, 1995 from a loss of $0.8 million for the year ended December 31, 1994. This increase is primarily attributable to the revenues and gross profit increases described above.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

    REVENUES. Revenues decreased $2.5 million or 15.1 % to $14.5 million for the year ended December 31, 1994 compared to $17.0 million for the year ended December 31, 1993. This decrease was primarily attributable to the Company's disposition of its telecine operation in March 1994 due to the excessively capital-intensive nature of that business and its reliance upon creative personnel. The Company exchanged its telecine production equipment for previously leased video duplication equipment. This decrease was offset in part by growth in the Company's core duplication and distribution business.

    GROSS PROFIT. Gross profit decreased $2.0 million or 31.4% to $4.4 million for the year ended December 31, 1994 compared to $6.4 million for the year ended December 31, 1993. As a percentage of revenues, gross profit decreased to 30.6% in 1994 from 37.8% in 1993. The decrease in gross profit as a percentage of revenues was primarily attributable to increased video tape costs as a percentage of revenues, which resulted from the disposition of the Company's higher margin telecine operations in the first quarter of 1994, as well as the spreading of certain fixed expenses, in particular rent and depreciation, over a smaller revenue base. This decrease was partially offset by decreased wage and equipment rental expenses which also resulted from the disposition of the Company's telecine operation.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased $0.8 million or 17.4% to $3.5 million for the year ended December 31, 1994 compared to $4.3 million for the year ended December 31, 1993. As a percentage of revenues, selling, general and administrative expense decreased to 24.5% in 1994 from 25.2% in 1993. This decrease in selling, general and administrative expense as a percentage of revenues was primarily due to the elimination of certain expenses related to the disposition of the Company's telecine business.

    OTHER. During 1994, the Company established the Tulsa Control Center. Pre-operating costs incurred in connection with the establishment of this facility, aggregating $1.0 million, have been charged to results of operations. Such costs principally comprised payroll and other costs necessary to prepare this facility for operations and to ensure that the quality of videotapes produced at the facility conformed to the Company's standards. In addition, during 1995, management settled a dispute with an equipment lessor regarding ownership of certain video duplication equipment. The settlement amount of $0.5 million was recognized as a period cost in the Company's 1994 results of operations, as the settlement represented the culmination of events occurring prior to that date.

    OPERATING INCOME (LOSS). Operating income decreased $2.7 million to a loss from operations of $0.8 million for the year ended December 31, 1994 compared to income from operations of $1.9 million for the year ended December 31, 1993. The loss is principally attributable to costs incurred in connection with the establishment of the Tulsa Control Center, the settlement of a dispute with an equipment lessor and management's disposition of the Company's telecine operation in 1994.

    NET INCOME (LOSS). The Company incurred a loss of $0.8 million for the year ended December 31, 1994 compared to net income of $1.9 million for the year ended December 31, 1993. The loss is primarily attributable to the revenue decrease related to disposition of the telecine operation, the incurrence of preoperating costs of $1.0 million related to the establishment of the Tulsa Control Center and the settlement of a dispute in the amount of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations through internally generated cash flow, borrowings under lending agreements with financial institutions and, to a lesser degree, borrowings from related parties. On February 24, 1997 the Company completed the Offering of 2,800,000 shares of Common Stock, 200,000 of which were sold on behalf of a selling shareholder. The net proceeds of the Offering to the Company were approximately $15.9 million after deducting the underwriters' discount of approximately $1.3 million and offering expenses of approximately $1.0 million. The net proceeds of the Offering were used (i) to repay indebtedness incurred with respect to the initial purchase price of the Woodholly Acquisition, (ii) to pay the S Corp distribution and (iii) to repay $1.7 million of debt outstanding under the Company's term loan.

    In March 1997, the underwriters of the Offering exercised the Over-allotment Option for an additional 320,000 shares of Common Stock with net proceeds to the Company of approximately $2.1 million after deduction of the underwriters' discount of approximately $0.2 million.

    At December 31, 1996, the Company's cash and cash equivalents aggregated $0.6 million. The Company's operating activities provided cash of $2.0 million in 1993, $1.1 million in 1994, $2.6 million in 1995 and $6.3 million in 1996.

    The Company's investing activities used cash of $1.4 million in 1993, $2.1 million in 1994, $1.1 million in 1995 and $1.2 million in 1996. Such activities represent addition of capital equipment related to facilities expansion to accommodate increased customer demands for the Company's services and the establishment of the Tulsa Control Center. Such additions were financed through a combination of internally-generated funds, bank borrowing and capital leasing arrangements with equipment manufacturers and leasing companies. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional videotape duplication equipment in order to increase capacity or replace existing equipment.

    During 1996, the Company made $1.2 million of capital expenditures in tenant improvements to upgrade its archiving facilities and increase storage capacity, as well as to build out and to purchase equipment for both its West Los Angeles and its Hollywood headquarters facilities. The Company expects to spend approximately $0.5 million on capital expenditures during the first quarter of 1997 to upgrade and replace equipment, and for management information systems upgrades.

    The Company's financing activities used cash of $5.0 million in 1996 and $1.1 million in 1995 and provided cash of $1.0 million in 1994. Financing activities in 1995 and 1994 included distributions to the Company's shareholders, which principally represented amounts for the payment of income tax obligations during the period the Company was an S Corporation, and the borrowing and/or repayment of borrowing for capital additions. In addition to the aforementioned activities, financing activities in 1996 included payment of certain deferred costs associated with the Offering and the Company's loan to its chief executive officer, which was repaid in 1997. See "Certain Relationships and Related Transactions."

    In January 1997 the Company acquired substantially all of the assets and assumed certain liabilities of Woodholly Productions. In connection with the Woodholly Acquisition the Company executed $4.0 million promissory notes. These promissory notes bore interest at 8% per annum and were repaid on February 28, 1997. The purchase price paid by the Company in the Woodholly Acquisition consists of an initial purchase price of $4.0 million plus an as yet undetermined contingent purchase price. The contingent purchase price, payable to the partners of Woodholly, is to be earned and paid based on the total operating income (as defined) resulting from the financial results of Woodholly as a separate division of the Company. The contingent purchase price, in total, is limited to $4.0 million, with an additional bonus payment of $1.0 million to be made by the Company if Woodholly achieves certain additional revenue and profitability targets. The excess of the initial consideration over the fair value of the assets acquired and liabilities assumed of approximately $1.8 million was allocated to goodwill. The contingent purchase price, to the extent earned, will be treated as an increase in goodwill and will be amortized coterminously with the original 20 year period. To the extent additional contingent purchase price payments are made, amortization will increase in future periods. If the full contingent purchase price were earned or paid, goodwill would be increased by a total of $5.0 million, and annual amortization expense associated with such additional goodwill would be $0.3 million (for an aggregate annual amortization expense of $0.4 million). Management of the Company is in the process of reviewing the allocation of the purchase price and, when completed, may modify its preliminary allocation. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in the unaudited pro forma combined financial statements. The Woodholly Acquisition was accounted for by the Company under the purchase method of accounting.

    In connection with the purchase of a portion of the Common Stock owned by one of the Company's founders in April 1996, the Company borrowed an additional $1.2 million under its revolving credit agreement and loaned such amount to the Company's chief executive officer. This loan was repaid after consummation of the Offering from distributions to the Company's shareholders of record prior to the Offering of previously taxed but undistributed earnings.

    As a result of termination of its S Corporation status, the Company will be required to record deferred taxes which relate primarily to timing differences between financial and income tax reporting of depreciation and certain valuation allowances that were attributable to periods it had elected to be treated as an S Corporation. This one-time non-cash charge will be recorded in the quarter ending March 31, 1997. If this charge were recorded at December 31, 1996, the amount would have been approximately $0.2 million. See Notes 2 and 3 of Notes to the Financial Statements. In addition, the Company distributed approximately $4.5 million of the net proceeds of the Offering to the Company's shareholders of record prior to the Offering in respect of previously taxed and undistributed earnings of the Company for the period ending December 31, 1996. The Company also declared, but has not yet paid, a dividend to such shareholders to account for the period in 1997 prior to the Offering during which the Company was an S Corporation.

    The Company has a $2.0 million revolving credit agreement with Union Bank (the "Revolving Credit Agreement"). Amounts available pursuant to this agreement are determined by eligible accounts receivable, as defined, and are secured by substantially all of the Company's assets. In addition, repayment of amounts borrowed is guaranteed by the Company's principal shareholder. Interest accrues at either the London Interbank Offering Rate "(LIBOR)" plus 2.25% or the bank's reference rate. The Revolving Credit Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets, restrictions on acquisitions and certain financial tests. In particular, consummation of significant acquisitions may be subject to obtaining prior bank consent under the Revolving Credit Agreement. At December 31, 1996, the Company was in compliance with these covenants and conditions. The Revolving Credit Agreement expires on June 30, 1997. At December 31, 1996, no balance was outstanding.

    In July 1995, the Company obtained a term loan in the original amount of approximately $2.8 million with a bank. The term loan was secured by the assets of the Company and was to be repaid in monthly installments of principal and interest through July 2000. Interest accrued at LIBOR plus 2.5%. The terms of the loan agreement included covenants regarding the maintenance of various financial ratios. Amounts outstanding under the term loan were repaid by the Company in February 1997 with a portion of the proceeds of the Offering.

    Management believes that cash generated from the Offering, ongoing operations, borrowings under its bank line of credit and its existing working capital will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months. The Company believes that its current banking relationship will be enhanced through the potential availability of a larger working capital line of credit. Management is currently negotiating with its bank to increase the amounts available under, and the term of, its credit facility.

    The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company, if beyond the Company's capital resources, would be subject to the Company securing additional financing to the extent required.

    IMPACT OF NEW ACCOUNTING STANDARDS. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which is effective for the Company beginning January 1, 1997. SFAS 123 requires expanded disclosures on stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based upon the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will apply APB Opinion No. 25 for stock-based compensation awards to employees pursuant to the Company's 1996 Stock Incentive Plan and will disclose the required pro forma effect on its net income and earnings per share.

    INFLATION. The Company does not believe that inflation will have a significant impact on its financial condition, results of operations or prospects.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Item 8 are set forth in the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    Set forth below is certain information concerning each person who is presently an executive officer or director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

NAME                                                             POSITION                                     AGE
-----------------------------  -----------------------------------------------------------------------------  ---
R. Luke Stefanko.............  Chairman of the Board, Chief Executive Officer, President and Director         36

Donald R. Stine(1)...........  Chief Financial Officer, Secretary and Director                                35

Thomas J. Ennis..............  Vice President of Sales and Marketing and Director                             38

Steven W. Terry..............  Vice President and General Manager of Operations                               49

Russell R. Ruggieri..........  Vice President of Engineering                                                  47

Eric H. Bershon..............  Vice President and General Manager of Broadcast One                            31

Steven J. Schoch(1)(2).......  Director                                                                       38

Edward M. Philip(1)(2).......  Director                                                                       31

------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

    R. Luke Stefanko has been Chief Executive Officer and Director since he co-founded the Company in 1990. Mr. Stefanko was appointed President on April 1, 1996 and was elected to the newly-created position of Chairman of the Board in May 1996. Mr. Stefanko has more than 17 years of experience in the videotape duplication and distribution industry, including serving as a director and Vice President/ Operations of A.M.E., Inc. ("AME"), a video duplication company, from 1979 to January 4, 1990. Mr. Stefanko is Mr. Stine's brother-in-law.

    Donald R. Stine has been Chief Financial Officer and Secretary of the Company since he joined the Company in August, 1994 and became a Director in May 1996. Mr. Stine was a Director of Finance for The Walt Disney Company from 1988 to 1994. Mr. Stine is a director of Sight Effects, Inc., a privately held production and computer animation company. Mr. Stine is Mr. Stefanko's brother-in-law.

    Thomas J. Ennis joined the Company as a consultant in August 1995 and has been Vice President of Sales and Marketing since March 1996 and a Director since May 1996. Prior to joining the Company, Mr. Ennis served as Vice President of Sales and Infomercial Services at Starcom Television Services from 1990 to 1995.

    Steven W. Terry has been Vice President and General Manager of Operations since he joined the Company in 1990. Mr. Terry has 27 years of experience in the video duplication and distribution industry, including positions held at Vidtronics, Compact Video and AME.

    Russell R. Ruggieri joined the Company in 1990 as Director of Engineering and is currently serving as Vice President of Engineering. Mr. Ruggieri has over 23 years of experience in the television broadcasting and video duplication and distribution business.

    Eric H. Bershon joined the Company in 1993 as Vice President of Sales and is currently Vice President and General Manager of Broadcast One. Prior to joining the Company, Mr. Bershon worked at MediaTech West as Vice President and General Manager from 1988 to 1992.

    Steven J. Schoch became a Director of the Company in February 1997. Mr. Schoch is vice president and treasurer of Times Mirror Corporation. Prior to joining Times Mirror in November 1995, Mr. Schoch was treasurer of Euro Disney S.C.A., an affiliate of The Walt Disney Company. He joined that company in 1991 as director of corporate finance, and was promoted to vice president, assistant treasurer in 1992 prior to his appointment at Euro Disney in 1994.

    Edward M. Philip became a Director of the Company in February 1997. Mr. Philip is the Chief Operating Officer and Secretary of Lycos, Inc. (an Internet services company) and has served in this capacity since December 1995. From July 1991 to December 1995, Mr. Philip was employed with The Walt Disney Company where he served in various finance positions, most recently as Vice President and Assistant Treasurer.

    The directors serve until the next annual meeting of shareholders and the election and qualification of their successors. The officers are elected by the directors and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Each director who is not an employee of the Company is paid a fee of $1,000 for each meeting of the Board of Directors attended. Members of the Board of Directors who are not employees of the Company receive stock option grants upon election or re-election. See "--1996 Stock Incentive Plan." Directors are reimbursed for travel and other reasonable expenses relating to meetings of the Board of Directors.

EXECUTIVE COMPENSATION

    The following table sets forth all cash compensation, including bonuses and deferred compensation, paid for the years ended December 31,1995 and 1996 by the Company to (i) its Chief Executive Officer, (ii) each of the Company's four other most highly compensated individuals who were serving as officers on December 31, 1996 and whose salary plus bonus exceeded $100,000 for such year and (iii) its former president who resigned during the year ending December 31, 1996 (the persons described in (i), (ii) and (iii) above, the "Named Executives"). Except for Messrs. Stefanko, Semmer, Stine, and Bershon, no Named Executives received salaries in excess of $100,000 in the year ended December 31, 1995. With the exception of Mr. Bershon who received a bonus, no bonuses or long term compensation awards were granted to any of the foregoing persons for the year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                           OTHER
NAME AND PRINCIPAL POSITION                                            YEAR       SALARY      BONUS    COMPENSATION
-------------------------------------------------------------------  ---------  ----------  ---------  -------------
R. Luke Stefanko, Chief Executive Officer .........................       1995  $  273,000  $       0  $  138,177(1)
                                                                          1996  $  273,000  $       0     848,790(2)

Robert C. Semmer, then President(3) ...............................       1995  $  200,000  $       0  $        0
                                                                          1996  $  200,000  $       0  $        0

Donald R. Stine, Chief Financial Officer ..........................       1995  $  120,000  $       0  $        0
                                                                          1996  $  120,000  $       0      34,200(4)

Steven W. Terry, Vice President and General Manager of
  Operations.......................................................       1996  $  114,400  $       0  $        0

Russell R. Ruggieri, Vice President of Engineering.................       1996  $  104,000  $       0  $        0

Eric H. Bershon, Vice President and General Manager of Broadcast
  One .............................................................       1995  $  114,230  $       0  $        0
                                                                          1996    $119,808  $  20,000  $        0

------------------------

(1) Includes $136,773 paid by the Company to federal and state taxing authorities on behalf of Mr. Stefanko to satisfy federal and state taxes owed by Mr. Stefanko by virtue of the Company's status as a Subchapter S Corporation for federal and state tax purposes. Also includes $1,404 in premiums paid by the Company on life insurance policy for the benefit of Mr. Stefanko.

(2) Includes $847,386 paid by the Company to federal and state taxing authorities on behalf of Mr. Stefanko to satisfy federal and state taxes owed by Mr. Stefanko by virtue of the Company's status as a Subchapter S Corporation for federal and state tax purposes. Also includes $1,404 in premiums paid by the Company on life insurance policy for the benefit of Mr. Stefanko.

(3) Mr. Semmer resigned as President effective May 15, 1996.

(4) Represents payments by the Company to federal and state taxing authorities on behalf of Mr. Stine to satisfy federal and state taxes owed by Mr. Stine by virtue of the Company's status as a Subchapter S Corporation for federal and state tax purposes.

EMPLOYMENT AGREEMENTS

    The Company entered into employment agreements with each of R. Luke Stefanko, Thomas J. Ennis and Eric H. Bershon, commencing June 27, 1996, March 19, 1996 and August 31, 1996. respectively. Mr. Stefanko's agreement has a term of five years ending in June, 2001. The term of Mr. Bershon's agreement expires in August 1998. In March 1997, the Company exercised its option to extend the term of Mr. Ennis' agreement to March 1998. Under these agreements, the current annual salaries of Messrs. Stefanko, Bershon, and Ennis are $250,000, $120,000, and $125,000, respectively. Mr. Stefanko's base salary increases each year in accordance with increases in the Consumer Price Index, while Mr. Bershon's base salary increases at a rate of 2.5% per year. Mr. Ennis' base salary does not change during the term of the agreement. These base salaries are subject to further annual increase if approved by the Compensation Committee. Mr. Stefanko is provided with an automobile expense reimbursement allowance and an annual allowance to cover premiums for life, health and disability insurance. Mr. Stefanko's employment agreement entitles him to receive quarterly bonus payments to the extent the Company achieves quarterly earnings per share results ratified by the Board of the Directors at the beginning of each year ("Targeted Earnings"). If the Company attains the Targeted Earnings with respect to a particular quarter, Mr. Stefanko shall receive a bonus payment of $6,250. If the Company's actual earnings per share are less than 75% of the Targeted Earnings, Mr. Stefanko is not entitled to a bonus. If the Company's actual earnings per share equal 125% or more of the Targeted Earnings, Mr. Stefanko shall receive an increased bonus payment (subject to a maximum payment in any quarter of $12,500). To the extent the Company's earnings per share equal between 75% and 125% of the Targeted Earnings, Mr. Stefanko shall be entitled to receive a pro rated bonus payment in accordance with the range set forth above.

    Mr. Bershon's employment agreement entitles him to receive an annual bonus to the extent the Company achieves sales results ("Projected Sales") and maintains the minimum gross margin percentages ("Projected Gross Margin") ratified by the Board of the Directors at the beginning of each year. If the Broadcast One division of the Company attains the Projected Sales and meets or exceeds the Projected Gross Margin, Mr. Bershon shall receive a bonus payment of $40,000. If the division's sales are less than 80% of the Projected Sales or if gross margins do not meet or exceed the Projected Gross Margin, Mr. Bershon is not entitled to a bonus. If the division's sales equal 133% or more of the Projected Sales and if gross margins meet or exceed the Projected Gross Margin, Mr. Bershon shall receive an additional bonus of $40,000. To the extent the division's sales equal between 80% and 133% of the Projected Sales with gross margins meeting or exceeding Projected Gross Margins, Mr. Bershon shall be entitled to receive a pro rated bonus payment in accordance with the range set forth above.

KEY EXECUTIVE SEVERANCE AGREEMENT

    Mr. Stefanko is party to a key executive severance agreement with the Company as part of his employment agreement. The key executive severance agreement provides that if Mr. Stefanko's employment is terminated without cause (as defined in the agreement), except in the event of disability or retirement, he shall be entitled to receive the following: (i) if he is terminated within two years following a change in control of the Company, then he shall be entitled to receive payment of his full base salary for a period of two years, plus payment of the amount of any bonus for a past fiscal year which has not yet been awarded or paid, and continuation of benefits for a period of two years, or
(ii) if his employment is terminated other than within two years following a change in control of the Company, then Mr. Stefanko shall be entitled to receive payment of his full base salary for the remainder of the term of his agreement, payment of the amount of bonuses, and continuation of benefits. A change in control of the Company is defined to mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such a change in control is deemed conclusively to have occurred in the event of certain tender offers, mergers or consolidations, the sale, lease, exchange or transfer of substantially all of the assets of the Company, the acquisition by a person or group (other than Mr. Stefanko) of 25% or more of the outstanding voting securities of the Company, the approval by the shareholders of a plan of liquidation or dissolution of the Company, or certain changes in the members of the Board of Directors of the Company. In the event of a decrease in Mr. Stefanko's then current base salary, a removal from eligibility to participate in the Company's bonus plan and other events as described in the agreement, then Mr. Stefanko shall have the right to treat such event as a termination of his employment by the Company without cause and to receive the payments and benefits described above.

OPTION GRANTS IN LAST FISCAL YEAR

    No stock option or stock appreciation rights were granted to the Named Executives during the fiscal year ended December 31, 1996.

1996 STOCK INCENTIVE PLAN

    PLAN SUMMARY. The 1996 Stock Incentive Plan (the "1996 Plan" or the "Plan") authorizes the granting of awards to officers and key employees of the Company, as well as to third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. Members of the Board of Directors are eligible to receive awards under the 1996 Plan. Non-employee directors presently receive the non-discretionary stock option awards described below. Awards can be Stock Options ("Options"), Stock Appreciation Rights ("SARs"), Performance Share Awards ("PSAs") and Restricted Stock Awards ("RSAs"). The 1996 Plan is administered by a committee appointed by the Board of Directors and consisting of two or more members, each of whom must be a non-employee

Director, in the absence of a committee, the Board of Directors, if each member qualifies as a non-employee Director, (the "Committee"). The Committee determines the number of shares to be covered by an award, the term and exercise price, if any, of the award and other terms and provisions of awards. Members of the Board of Directors who are not also employees of the Company receive, at such time as they are appointed, elected or re-elected to serve as members of the Board of Directors, non-discretionary awards of stock options to purchase 15,000 shares of Common Stock at the fair market value on the date the stock option is granted. The number and kind of shares available under the 1996 Plan are subject to adjustment in certain events. Shares relating to Options or SARs which are not exercised, shares relating to RSAs which do not vest and shares relating to PSAs which are not issued will again be available for issuance under the 1996 Plan. The Company has reserved 900,000 shares of Common Stock for issuance under the Plan.

    An Option granted under the 1996 Plan may be an incentive stock option ("ISO") or a non-qualified Option. ISOs will only be granted to employees of the Company. The exercise price for Options is to be determined by the Committee, but in the case of an ISO is not to be less than fair market value of the Common Stock on the date the Option is granted (110% of fair market value in the case of an ISO granted to any person who owns more than 10% of the voting power of the Company). In general, the exercise price is payable in any combination of cash, shares of Common Stock already owned by the participant for at least six months, or, if authorized by the Committee, a promissory note secured by the Common Stock issuable upon exercise. In addition, the award agreement may provide for "cashless" exercise and payment. The aggregate fair market value (determined on the date of grant) of the shares of Common Stock for which ISOs may be granted to any participant under the 1996 Plan and any other plan by the Company or its affiliates which are exercisable for the first time by such participant during any calendar year may not exceed $100,000.

    The Options granted under the 1996 Plan become exercisable on such dates as the Committee determines in the terms of each individual Option. A Director who is not also an employee of the Company will, upon appointment, election or re-election to the Board of Directors, automatically be granted a nonqualified option to purchase 15,000 shares, vesting in equal tranches over three years, at an exercise price equal to the fair market value of Common Stock on the date of grant. Options become immediately exercisable in full in the event of a disposition of all or substantially all of the assets or capital stock of the Company by means of a sale, merger, consolidation, reorganization, liquidation or otherwise, unless the Committee arranges for the optionee to receive new Options covering shares of the corporation purchasing or acquiring the assets or stock of the Company, in substitution of the Options granted under the plan (which Options shall there terminate). The Committee in any event may, on such terms and conditions as it deems appropriate accelerate the exercisability of Options granted under the Plan. An ISO to a holder of more than 10% of the voting power of the Company must expire no later than five years from the date of grant. A non-qualified Option must expire no later than ten years from the date of the grant.

    The Options granted under the 1996 Plan are not transferable other than by will or the laws of descent and distribution. Options which have become exercisable by the date of termination of employment or of service on the Committee must be exercised within certain specified periods of time from the date of termination. the period of time to depend on the reason for termination. Such Options generally lapse three months after termination of employment other than by reason of retirement, total disability or death, in which case they generally terminate one year thereafter. If a participant is discharged for cause, all Options will terminate immediately. Options which have not yet become exercisable on the date the participant terminates employment or service on the Committee for a reason other than retirement, death or total disability shall terminate on that date.

    An SAR is the right to receive payment based on the appreciation in the fair market value of Common Stock from the date of grant to the date of exercise. At its discretion, the Committee may grant an SAR concurrently with the grant of an Option. Such SAR is only exercisable at such time, and to the extent, that the related Option is exercisable. Upon exercise of an SAR, the holder receives for each share with respect to which the SAR is exercised an amount equal to the difference between the exercise price under the related

Option and the fair market value of a share of Common Stock on the date of exercise of the SAR. The Committee in its discretion may pay the amount in cash, shares of Common Stock or a combination thereof.

    Each SAR granted concurrently with an Option will have the same termination provisions and exercisability periods as the related Option. In its discretion, the Committee may also grant SARs independently of any Option, subject to such conditions consistent with the terms of the Plan as the Committee may provide in the award agreement. Upon the exercise of an SAR granted independently of any Option, the holder receives for each share with respect to which the SAR is exercised an amount in cash based on the percentage specified in the award agreement of the excess, if any, of fair market value of a share of Common Stock on the date of exercise over such fair market value on the date the SAR was granted. The termination provisions and exercisability periods of an SAR granted independently of any Option will be determined by the Committee.

    An RSA is an award of a fixed number of shares of Common Stock subject to transfer restrictions. The Committee specifies the purchase price, if any, the recipient must pay for such shares. Shares included in an RSA may not be sold, assigned, transferred, pledged or otherwise disposed of or encumbered until they have vested. The recipient is entitled to dividend and voting rights pertaining to such RSA shares even though they have not vested, so long as such shares have not been forfeited.

    A PSA is an award of a fixed number of shares of Common Stock, the issuance of which is contingent upon the attainment of such performance objectives, and the payment of such consideration, if any, as is specified by the Committee.

    The 1996 Plan permits a participant to satisfy his tax withholding with shares of Common Stock instead of cash if the Committee agrees.

    Upon the date a participant is no longer employed by the Company for any reason, shares subject to the participant's RSAs which have not become vested by that date or shares subject to a participant's PSAs which have not been issued shall be forfeited in accordance with the terms of the related award agreements.

    The exercisability of all of the outstanding awards may be accelerated, subject to the discretion of the Committee, upon the occurrence of an "Event", (defined in the Plan) to include approval by the shareholders of the dissolution on liquidation of the Company, certain mergers, consolidations, sale of substantially all of the Company's business and/or assets and a "change in control". The 1996 Plan defines a change in control to have occurred (i) if a "person," as defined in Section 13(d) and 14(d) under the Exchange Act acquires 20% or more of the voting power of the then outstanding securities of the Company and (ii) if during any two consecutive year periods there is a change of a majority of the members of the Board of Directors, unless the election or nomination of the new directors is approved by at least three-fourths of the members still in office from the beginning of the two year period.

    The 1996 Plan provides for anti-dilution adjustments in the event of a reorganization. merger, combination recapitalization, reclassification, stock dividend, stock split or reverse stock split. Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company as a result of which the Company is not the surviving entity, the Plan will terminate, and any outstanding awards will terminate and be forfeited, subject to the Committee's ability to provide for (i) certain payments to participants in cash or Common Stock in lieu of such outstanding awards, (ii) the assumption by the successor corporation of either the Plan or the awards outstanding under the Plan and (iii) continuation of the Plan.

    The Board of Directors may, at any time, terminate or suspend the 1996 Plan. The 1996 Plan currently provides that the Board of Directors or the Committee may amend the 1996 Plan at any time without the approval of the holders of a majority of the shares of Common Stock except in certain situations enumerated in the 1996 Plan and then only to the extent such approval is required by Rule 16b-3 under the Exchange Act or Section 162(m) of the Internal Revenue Code.

401(K) PLAN

    Effective October 1, 1991, the Company adopted an employee defined contribution 401(k) investment plan (the "401(k) Plan") which is administered by True Consultants. All full-time employees are eligible to participate in the 401(k) Plan after six months of continuous service with the Company. Under the 401(k) Plan, participants may make regular pre-tax contributions of up to 15% of their compensation. While the Company does not make matching contributions, it may, but is not obligated to make profit-sharing contributions in an amount determined by the Board of Directors. All participant contributions to the 401(k) Plan are vested 100%, while any profit sharing contributions vest in accordance with the participant's years of service. To date, the Company has not elected to contribute to the 401(k) Plan. As of December 31, 1996, 44 then current employees were enrolled in the 401(k) Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company did not have a Compensation Committee during 1996. As a result, Messrs. Stefanko and Stine participated in deliberations concerning executive officer compensation. The Board of Directors established a Compensation Committee which took office on February 24, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 26, 1997, as adjusted to reflect the sale of the Common Stock in the Offering and the exercise of the Over-allotment Option, by (i) each person who is known by the Company to beneficially own more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executives and (iv) all current directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                       SHARES OF COMMON STOCK
                                                                         BENEFICIALLY OWNED
                                                                       -----------------------
NAME                                                                     NUMBER      PERCENT
---------------------------------------------------------------------  ----------  -----------
R. Luke Stefanko(1)..................................................   5,594,400       58.4%
Donald R. Stine(1)...................................................     666,000        7.0%
Thomas J. Ennis......................................................      --          --
Edward M. Philip(2)..................................................      --          --
Steven J. Schoch(2)..................................................      --          --
Robert C. Semmer.....................................................      --          --
Steven W. Terry......................................................      --          --
Russell R. Ruggieri..................................................      --          --
Eric H. Bershon......................................................      --          --
All current directors and executive officers as a group (8
  persons)...........................................................   6,260,400       65.4%

    Unless otherwise indicated the address of each of these shareholders is 6920 Sunset Boulevard, Hollywood, California 90028.

------------------------

(1) Of such shares, 2,644,400 held by Mr. Stefanko and all of Mr. Stine's shares are pledged to Robert Bajorek, the co-founder of the Company. See "Certain Relationships and Related Transactions."

(2) Excludes 15,000 time vested options, granted in 1997 and exercisable for shares of Common Stock, that have not yet vested and are not subject to vesting within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to a stock purchase agreement dated as of April 1, 1996 (the "Agreement"), Mr. Stefanko and Mr. Stine purchased 2,264,400 and 666,000 shares of Common Stock, respectively, from Robert Bajorek, the co-founder of the Company, for a total of $6.7 million (or $2.28 per share). Pursuant to the Agreement, Mr. Stefanko paid Mr. Bajorek $1.1 million on April 1, 1996. The Company extended Mr. Stefanko a $1.1 million demand loan bearing interest at an annual rate of 7.0% to make that cash payment. Mr. Stefanko repaid this loan in 1997 with a portion of the proceeds of his S Corporation distribution. Mr. Stefanko and Mr. Stine executed non-recourse notes in the amount of $4.0 million and $1.6 million, respectively, in favor of Mr. Bajorek for the balance of the aggregate purchase price. These notes amortize commencing in 1998, reach maturity in 2005 and bear interest at a rate of 4.5%. The notes are secured by the Common Stock purchased thereby and contain acceleration provisions which require Mr. Stefanko or Mr. Stine, as the case may be, to apply one-half of the proceeds of a sale of his Common Stock or the sale of substantially all of the assets of VDI towards the prepayment of the amount then outstanding under such note. In connection with his sale of Common Stock, Mr. Bajorek agreed not to compete with the Company in California for a period of three years.

    Upon its formation in 1990 the Company elected to be treated as an S Corporation for federal income tax purposes which resulted in the taxable income of the Company being taxed directly to its shareholders rather than to the Company. Prior to the closing of the Offering, the Company's shareholders elected to terminate the Company's S Corporation status. Shortly after the change in tax status, all the persons that were shareholders of the Company between January 1, 1997, through and including the date of such termination, consented to allocate all of the Company's items of income, gain, loss, deduction, or credit for the 1997 taxable year between the short year for which the Company is treated as an S Corporation and the short year for which the Company is treated as a C Corporation on a pro rata basis. The Company maintains an accumulated adjustments account (the "AAA account") which currently holds its taxed but undistributed earnings. The Company distributed approximately $4.5 million of the amount in the AAA account, to the Company's shareholders of record prior to the Offering in respect of previously taxed and undistributed earnings of the Company for the period ending on December 31, 1996. It is anticipated that the Company will distribute the balance of the amount in the AAA account to such shareholders for the period in 1997 prior to the Offering.

    A relative of Mr. Stefanko loaned the Company $300,000 in 1991 and an additional $300,000 in 1995. These loans bore interest at an annual rate of 9% and 13%, respectively. The Company repaid these loans in full on June 14, 1996. In 1994 the Company loaned Robert Semmer, a former executive officer of the Company, $253,000, of which $204,000 remained outstanding as of December 31, 1996. This loan bore interest at an annual rate of 10% and amortized over five years beginning in June 1996. This loan was repaid in 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents Filed as Part of this Report:

        (1) Financial Statements

                                                                                         PAGE
                                                                                         -----
VDI MEDIA

Report of Independent Accountants......................................................    F-1
Balance Sheet at December 31, 1995 and 1996............................................    F-2
Statement of Operations for each of the three years in the period ended December 31,
  1996.................................................................................    F-3
Statement of Shareholders' Equity for each of the three years in the period ended
  December 31, 1996....................................................................    F-4
Statement of Cash Flows for each of the three years in the period ended December 31,
  1996.................................................................................    F-5
Notes to Financial Statements..........................................................    F-6

WOODHOLLY PRODUCTIONS

Report of Independent Accountants......................................................   F-12
Balance Sheet at December 31, 1995 and 1996............................................   F-13
Statement of Income for each of the two years in the period ended December 31, 1996....   F-14
Statement of Partners' Capital for each of the two years in the period ended December
  31, 1996.............................................................................   F-15
Statement of Cash Flows for each of the two years in the period ended December 31,
  1996.................................................................................   F-16
Notes to Financial Statements..........................................................   F-17

    The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(1):

                                                                                         PAGE
                                                                                         -----
Schedule II    Valuation and Qualifying Accounts.......................................  16

    All other financial statement schedules not listed above have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

           (2) Exhibits

 3.1       Restated Articles of Incorporation of the Company (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1 to the Registration
             Statement on Form S-1 filed with the Securities and Exchange Commission (the
             "SEC") on May 17, 996 (the "S-1") filed with the SEC on December 31, 1996
             ("Amendment No. 1")).

 3.2       By-laws of the Company (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1.)

 4.1       Specimen Certificate for Common Stock (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1.)

 4.2       1996 Stock Incentive Plan of the Company (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1.)

10.1       Employment Agreement between the Company and Luke Stefanko (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1.)

10.2       Employment Agreement between the Company and Tom Ennis (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1.)

10.3       Employment Agreement between the Company and Eric Bershon (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1.)

10.5       Business Loan Agreement (Revolving Credit) between the Company and Union Bank dated
             July 1, 1995, as amended on April 1, 1996, and June 1996 (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1.)

10.6       Joint Operating Agreement effective as of March 1, 1994, between the Company and
             Vyvx, Inc. (incorporated by reference to the same numbered Exhibit to the
             Company's Amendment No. 1.)

10.7       Lease Agreement between the Company and 6920 Sunset Boulevard Associates dated May
             17, 1994 (Hollywood facility) (incorporated by reference to the same numbered
             Exhibit to the Company's S-1.)

10.8       Lease Agreement between the Company and 3767 Overland Associates, Ltd. dated April
             25, 1996 (West Los Angeles facility) (incorporated by reference to the same numbered Exhibit to the Company's S-1.)

10.9       Lease Agreement between the Company and The Bovaird Supply Company dated June 3,
             1994 (Tulsa Control Center) (incorporated by reference to the same numbered
             Exhibit to the Company's S-1.)

10.10      Loan Agreement between the Company and R. Luke Stefanko dated as of April 1, 1996
             (incorporated by reference to the same numbered Exhibit to the Company's S-1.)

10.12      Term Loan Agreement between the Company and Union Bank (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1).

10.13      Asset Purchase Agreement, dated as of December 28, 1996 by and among VDI Media,
             Woodholly Productions, Yvonne Parker, Rodger Parker, Jim Watt and Kim Watt
             (incorporated by reference to the same numbered Exhibit to the Company's Amendment
             No. 1).

11.        Statement re computation of Earnings Per Share.

27.        Financial Data Schedule.

(B)  REPORTS ON 8-K:

           None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997

   VDI MEDIA

   By:             /s/ Donald R. Stine
        -----------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ R. LUKE STEFANKO
------------------------------  Chairman of the Board and     March 28, 1997
       R. Luke Stefanko           Chief Executive Officer

                                Director, Chief Financial
     /s/ DONALD R. STINE          Officer and Treasurer
------------------------------    (principal financial        March 28, 1997
       Donald R. Stine            officer)

        /s/ TOM ENNIS
------------------------------  Director                      March 28, 1997
          Tom Ennis

        /s/ PAUL RUBEL
------------------------------  Principal Accounting          March 28, 1997
          Paul Rubel              Officer

      /s/ STEVEN SCHOCH
------------------------------  Director                      March 28, 1997
        Steven Schoch

      /s/ EDWARD PHILIP
------------------------------  Director                      March 28, 1997
        Edward Philip

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of VDI Media

    In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of VDI Media at December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Costa Mesa, California
March 24, 1997

                                   VDI MEDIA
                                 BALANCE SHEET

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1995          1996
                                                                                       ------------  -------------
                                                      ASSETS

Current assets:
  Cash...............................................................................  $    415,000  $     564,000
  Accounts receivable, net of allowances for doubtful accounts of $350,000 and
    $460,000, respectively...........................................................     4,398,000      4,537,000
  Amount receivable from officer (Note 9)............................................                    1,214,000
  Amounts receivable from employees (Note 4).........................................       207,000        224,000
  Inventories........................................................................       178,000        144,000
  Prepaid expenses and other current assets..........................................        52,000          2,000
                                                                                       ------------  -------------
      Total current assets...........................................................     5,250,000      6,685,000
  Property and equipment, net (Note 5)...............................................     3,992,000      3,520,000
  Deferred offering costs............................................................                      876,000
  Other assets, net..................................................................        98,000         97,000
                                                                                       ------------  -------------
                                                                                       $  9,340,000  $  11,178,000
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................  $  2,237,000  $   2,394,000
  Accrued expenses...................................................................       843,000      1,337,000
  Accrued distribution to shareholders...............................................                      269,000
  Accrued settlement obligation (Note 8).............................................        41,000
  Borrowings under revolving credit agreement (Note 6)...............................       100,000
  Current portion of notes payable (Note 7)..........................................       773,000        728,000
  Current portion of subordinated notes payable to related party (Note 7)............        30,000
  Current portion of capital lease obligations.......................................       147,000         32,000
                                                                                       ------------  -------------
      Total current liabilities......................................................     4,171,000      4,760,000
                                                                                       ------------  -------------
  Notes payable, less current portion (Note 7).......................................     1,821,000      1,102,000
                                                                                       ------------  -------------
  Subordinated notes payable to related party, less current portion (Note 7).........       225,000
                                                                                       ------------  -------------
Capital lease obligations, less current portion......................................       104,000         75,000
                                                                                       ------------  -------------
Commitments and contingencies (Note 8)...............................................

Shareholders' equity:
  Preferred stock--no par value; 5,000,000 shares authorized; none outstanding.......
  Common stock--no par value; 50,000,000 shares authorized; 6,660,000 shares issued
    and outstanding..................................................................     1,015,000      1,015,000
Retained earnings....................................................................     2,004,000      4,226,000
                                                                                       ------------  -------------
      Total shareholders' equity.....................................................     3,019,000      5,241,000
                                                                                       ------------  -------------
                                                                                       $  9,340,000  $  11,178,000
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                 See accompanying notes to financial statements

                                   VDI MEDIA
                            STATEMENT OF OPERATIONS

                                                                                  FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1994           1995           1996
                                                                      -------------  -------------  -------------
Revenues............................................................  $  14,468,000  $  18,538,000  $  24,780,000
Cost of goods sold..................................................     10,042,000     11,256,000     14,933,000
                                                                      -------------  -------------  -------------
Gross profit........................................................      4,426,000      7,282,000      9,847,000

Selling, general, and administrative expense........................      3,545,000      5,181,000      5,720,000
Dispute settlement (Note 8).........................................        458,000
Cost related to establishing a new facility (Note 5)................        981,000
                                                                      -------------  -------------  -------------
Operating income (loss).............................................       (558,000)     2,101,000      4,127,000
Interest expense....................................................        293,000        375,000        291,000
Interest income.....................................................         22,000         42,000         68,000
                                                                      -------------  -------------  -------------
Income (loss) before income taxes...................................       (829,000)     1,768,000      3,904,000
Provision for income taxes..........................................                        26,000         68,000
                                                                      -------------  -------------  -------------
Net income (loss)...................................................  $    (829,000) $   1,742,000  $   3,836,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Unaudited pro forma data (Note 3):
  Income (loss) before income taxes.................................  $    (829,000) $   1,768,000  $   3,904,000
Pro forma provision for (benefit from) income taxes.................       (332,000)       707,000      1,562,000
                                                                      -------------  -------------  -------------
Pro forma net income (loss).........................................  $    (497,000) $   1,061,000  $   2,342,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Pro forma net income per share......................................                                $        0.35
                                                                                                    -------------
                                                                                                    -------------
Pro forma weighted average number of shares.........................                                    6,694,503
                                                                                                    -------------
                                                                                                    -------------
Supplemental pro forma net income per share.........................                                $        0.36
                                                                                                    -------------
                                                                                                    -------------
Supplemental weighted average number of shares......................                                    7,006,806
                                                                                                    -------------
                                                                                                    -------------

                 See accompanying notes to financial statements

                                   VDI MEDIA
                       STATEMENT OF SHAREHOLDERS' EQUITY

                                                                 COMMON STOCK                           TOTAL
                                                           ------------------------    RETAINED     SHAREHOLDERS'
                                                             SHARES       AMOUNT       EARNINGS        EQUITY
                                                           ----------  ------------  -------------  -------------
Balance at December 31, 1993.............................   6,660,000  $  1,015,000  $   1,789,000   $ 2,804,000
Net loss.................................................                                 (829,000)     (829,000)
Distributions to shareholders............................                                 (269,000)     (269,000)
                                                           ----------  ------------  -------------  -------------
Balance at December 31, 1994.............................   6,660,000     1,015,000        691,000     1,706,000
Net income...............................................                                1,742,000     1,742,000
Distributions to shareholders............................                                 (429,000)     (429,000)
                                                           ----------  ------------  -------------  -------------
Balance at December 31, 1995.............................   6,660,000     1,015,000      2,004,000     3,019,000
Net income...............................................                                3,836,000     3,836,000
Distributions to shareholders............................                               (1,614,000)   (1,614,000)
                                                           ----------  ------------  -------------  -------------
Balance at December 31, 1996.............................   6,660,000  $  1,015,000  $   4,226,000   $ 5,241,000
                                                           ----------  ------------  -------------  -------------
                                                           ----------  ------------  -------------  -------------

                 See accompanying notes to financial statements

                                   VDI MEDIA
                            STATEMENT OF CASH FLOWS

                                                                                      DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1994           1995           1996
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)..................................................  $    (829,000) $   1,742,000  $   3,836,000
  Adjustments to reconcile net income (loss) to net cash provided by operating activities.............................................
  Depreciation and amortization......................................      1,328,000      1,579,000      1,654,000
  Provision for doubtful accounts....................................         40,000        181,000        110,000
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable.........................         12,000     (1,616,000)      (249,000)
  (Increase) decrease in amounts receivable from employees...........       (281,000)       176,000        (17,000)
  Decrease in inventories............................................         52,000         74,000         34,000
  (Increase) decrease in prepaid expenses and current other assets...        (28,000)       (24,000)        49,000
  (Increase) decrease in other assets................................         39,000         (8,000)        10,000
  Increase in accounts payable.......................................        661,000        474,000        158,000
  Increase (decrease) in accrued expenses............................       (331,000)       392,000        721,000
  Increase (decrease) in accrued settlement obligation...............        458,000       (417,000)
                                                                       -------------  -------------  -------------
  Net cash provided by operating activities..........................      1,121,000      2,553,000      6,306,000
                                                                       -------------  -------------  -------------
  Cash used in investing activities:
    Capital expenditures.............................................     (2,071,000)    (1,137,000)    (1,191,000)
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Distributions to shareholders......................................       (269,000)      (429,000)    (1,614,000)
  Change in revolving credit agreement...............................      1,119,000     (1,544,000)      (100,000)
  Proceeds from notes payable........................................      1,000,000      2,783,000
  Repayment of notes payable.........................................       (427,000)    (2,021,000)      (764,000)
  Proceeds from subordinated notes payable to related parties........                       300,000
  Repayment of subordinated notes payable to related parties.........       (110,000)      (135,000)      (255,000)
  Proceeds from capital leases.......................................                       149,000
  Repayment of capital lease obligations.............................       (336,000)      (164,000)      (144,000)
  Increase in amount receivable from officer.........................                                   (1,214,000)
  Increase in deferred offering costs................................                                     (875,000)
                                                                       -------------  -------------  -------------
  Net cash provided by (used in) financing activities................        977,000     (1,061,000)    (4,966,000)

  Net increase in cash...............................................         27,000        355,000        149,000

  Cash at beginning of period........................................         33,000         60,000        415,000
                                                                       -------------  -------------  -------------
Cash at end of period................................................  $      60,000  $     415,000  $     564,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental disclosure of cash flows information:
  Cash paid for:
    Interest.........................................................  $     294,000  $     375,000  $     296,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
    Income tax.......................................................  $      30,000  $      (6,000) $      72,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                 See accompanying notes to financial statements

                                   VDI MEDIA

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY:

    VDI Media (the "Company") is a provider of high quality value-added video distribution and duplication services including distribution of national television spot advertising, trailers and electronic press kits. The Company's services consist of (i) the physical and electronic delivery of broadcast quality advertising, including spots, trailers, electronic press kits and infomercials, and syndicated television programming to television stations, cable television and other end-users nationwide and (ii) a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services, and video encoding for air play verification purposes. The Company also provides its customers value-added post-production and editing services. The Company is headquartered in Hollywood, California and has additional facilities in Culver City, California and Tulsa, Oklahoma.

    In February 1997, the Company completed the sale of a portion of its common shares in an initial public offering. Prior to the offering, the Company had elected S Corporation status for federal and state income tax purposes. As a result of the offering, the S corporation status will terminate. Thereafter, the Company will pay federal and state income taxes as a C Corporation (see Notes 2 and 3).

    In May 1996, the Company effected a 333-for-1 common stock split and increased the number of authorized shares to 50,000,000. All share amounts in the accompanying financial statements have been retroactively restated to reflect this split.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUES AND RECEIVABLES

    The Company records revenues and receivables at the time products are delivered to customers. Although sales and receivables are concentrated in the entertainment industry, credit risk is limited due to the financial stability of the customer base. The Company performs on-going credit evaluations and maintains reserves for potential credit losses. Such losses have historically been within management's expectations.

INVENTORIES

    Inventories comprise raw materials, principally tape stock, and are stated at the lower of cost or market. Cost is determined using the average cost method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of

                                   VDI MEDIA

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term. The estimated useful life of property and equipment and leasehold improvements is five years.

INCOME TAXES

    For the year ended December 31, 1996, the Company was taxed as an S Corporation for both federal and state income tax purposes, and, as a result, is not subject to federal taxation and is subject to state taxation on income at a reduced rate (1.5%). Therefore, no asset or liability for federal income taxes has been included in the historical financial statements. The shareholders are liable for individual federal and state income taxes on their allocated portions of the Company's taxable income. The provision for income taxes includes state taxes currently payable and deferred taxes arising from the expected future tax consequences of temporary differences between the carrying amount and the tax bases of certain assets and liabilities.

    As a consequence of the public offering discussed in Note 1, the Company's S Corporation status for federal and state income tax purposes will terminate. This will result in the establishment of a net deferred tax liability calculated at normal federal and state income tax rates, causing a one-time non-cash charge against earnings for additional income tax expense equal to the amount of the net change in the deferred tax liability. As of December 31, 1996, the amount of the deferred tax liability which would have been recorded had the Company's S Corporation status terminated on that date was $176,000 (Note 3). The deferred tax liability comprises certain asset valuation allowances which are not currently deductible and differing methods of calculating depreciation for income tax and financial reporting purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    To meet the reporting requirements of SFAS No. 107 ("Disclosures about Fair Value of Financial Instruments"), the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

NOTE 3--PRO FORMA INFORMATION:

    As discussed in Note 2, the Company has elected treatment as an S Corporation for federal and state income tax purposes. Upon completion of the offering discussed in Note 1, the S Corporation status will terminate. The accompanying statement of operations includes unaudited pro forma income tax provisions, using a tax rate of 40%, to reflect the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes for the periods presented.

    Pro forma net income per share is calculated using the weighted average number of common shares outstanding after giving effect to the increase in the number of shares whose proceeds are used to pay a distribution to the Company's shareholders in excess of current period net income in connection with the termination of its S Corporation status (see Note 1).

    Supplemental pro forma net income per share is calculated after giving effect to the number of shares of common stock whose proceeds were used to retire certain outstanding debt upon completion of the offering and the elimination of interest expense related to such debt.

                                   VDI MEDIA

NOTE 4--AMOUNTS RECEIVABLE FROM EMPLOYEES:

    Amounts loaned to employees are unsecured and bear interest at rates approximating 10%.

NOTE 5--PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1995           1996
                                                                  -------------  -------------
Machinery and equipment.........................................  $   7,146,000  $   8,125,000
Leasehold improvements..........................................        742,000        781,000
Equipment under capital lease...................................        687,000        687,000
Vehicles........................................................        210,000        275,000
Computer equipment..............................................        106,000        205,000
                                                                  -------------  -------------
                                                                      8,891,000     10,073,000
Less: Accumulated depreciation and amortization.................     (4,899,000)    (6,553,000)
                                                                  -------------  -------------
                                                                  $   3,992,000  $   3,520,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    Depreciation expense aggregated $1,328,000, $1,579,000, and $1,654,000 for the three years in the period ended December 31, 1996, respectively.

    In August 1994, the Company established a distribution facility in Tulsa, Oklahoma. Equipment and leasehold improvements were capitalized. Costs incurred in establishing this facility, such as employee costs and initial facility rental and tape stock, were charged against 1994 results of operations.

    In March 1994, the Company entered into a noncash exchange of production equipment with a net book value of $433,000 for substantially similar assets.

NOTE 6--REVOLVING CREDIT AGREEMENT:

    The Company has a $2,000,000 revolving credit agreement with a bank. Amounts available pursuant to this agreement are determined by eligible accounts receivable, as defined, and are secured by substantially all of the Company's assets. In addition, repayment of amounts borrowed is guaranteed by the Company's principal shareholder. Interest accrues at either the London Interbank Offering Rate ("LIBOR") (5.56 % at December 31, 1996) plus 2.25% or the bank's reference rate (9% at December 31, 1996). The terms of the revolving credit agreement include covenants regarding the maintenance of various financial ratios. At December 31, 1996, the Company was in compliance with these covenants. The revolving credit agreement expires on June 30, 1997. At December 31, 1996, no amounts have been borrowed persuant to this agreement.

NOTE 7--LONG-TERM DEBT AND NOTES PAYABLE:

TERM LOAN

    In July 1995, the Company obtained a term loan in the original amount of $2,825,000 with a bank. The term loan is secured by the assets of the Company and is to be repaid in monthly installments of principal and interest through July 2000. At December 31, 1996, $1,784,000 was outstanding pursuant to this agreement and is reflected in notes payable. Interest accrues at LIBOR plus 2.5%. The terms of the loan

                                   VDI MEDIA

NOTE 7--LONG-TERM DEBT AND NOTES PAYABLE: (CONTINUED) agreement include covenants regarding the maintenance of various financial ratios. The Company was in compliance with these covenants as of December 31, 1996. Subsequent to year end, the Company repaid amounts outstanding persuant to the term loan using proceeds from the initial public offering.

SUBORDINATED NOTES PAYABLE TO RELATED PARTY

    The subordinated notes arose from an agreement between the Company and a relative of the Company's principal shareholder. Such notes payable were subordinated to amounts borrowed under the revolving credit agreement and term loan. Interest expense aggregated $36,000, $21,000, and $13,000 for the three years in the period ended December 31, 1996, respectively. The subordinated notes were repaid in June 1996.

EQUIPMENT FINANCING AND CAPITAL LEASES

    The Company has financed the purchase of certain equipment through the issuance of notes payable and under capital leasing arrangements. Such obligations are payable in monthly installments through April 2000.

    Annual maturities for debt and notes payable are as follows:

YEAR ENDING DECEMBER 31,
--------------------------------------------------------------------------------
1997............................................................................  $    728,000
1998............................................................................       548,000
1999............................................................................       447,000
2000............................................................................       107,000
                                                                                  ------------
                                                                                  $  1,830,000
                                                                                  ------------
                                                                                  ------------

NOTE 8--COMMITMENTS AND CONTINGENCIES:

    In connection with the termination of its S Corporation status, the Company will pay a distribution to its shareholders comprising its previously taxed and undistributed earnings as of the termination date. The amount of this distribution will be approximately $4.9 million.

    The Company leases office and production facilities in California and Oklahoma under operating leases which expire in May and July 1999, respectively. The Oklahoma lease provides for a renewal option of five years; the California lease has no renewal option. Approximate minimum annual rentals under these noncancellable operating leases are as follows:

YEAR ENDING DECEMBER 31,
--------------------------------------------------------------------------------
1997............................................................................  $    553,000
1998............................................................................       553,000
1999............................................................................       244,000
                                                                                  ------------
    Total.......................................................................  $  1,350,000
                                                                                  ------------
                                                                                  ------------

    Total rental expense was approximately $447,000, $595,000 and $623,000 for the three years in the period ended December 31, 1996, respectively.

                                   VDI MEDIA

NOTE 8--COMMITMENTS AND CONTINGENCIES:

    In February 1995, the Company settled a dispute arising out of the asset exchange described in Note 5. In consideration of a mutual release from further liability, including threatened litigation, the Company paid $458,000. This amount has been recorded as of December 31, 1994, as the agreement represents the culmination of events occurring prior to that date.

    In March 1994, the Company entered into a five year joint operating agreement with a telecommunications company to provide access to its fiber optic network. In consideration for access to the fiber optic network, the Company shares 50% of revenues arising from delivery services utilizing this network with the telecommunications company. The agreement does not include any cost sharing arrangements. No such revenues have been earned pursuant to this agreement as of December 31, 1996.

NOTE 9--STOCK PURCHASE TRANSACTION:

    Effective April 1, 1996, the Company's co-founder and chief executive officer purchased 2,264,400 shares of common stock from its co-founder for total consideration of approximately $5.1 million. In order to effect this transaction, the chief executive officer borrowed $1.2 million from the Company bearing an interest rate of 7.0% and issued a note payable to the co-founder in the amount of approximately $4 million. This note is to be repaid in April 2005 and bears interest at a rate of 4.5%. This note is secured by the common stock purchased.

    Concurrently, the co-founder agreed to sell 660,000 shares of common stock of the Company to the Company's chief financial officer. In exchange, the chief financial officer also executed a note payable to the co-founder in the amount of $1.6 million; the terms of the chief financial officer's note are identical to those issued by the chief executive officer. These notes also contain acceleration provisions which require that the chief executive officer and chief financial officer prepay one-half of the proceeds from the sale of any of such shares of common stock or the sale of substantially all of the assets of VDI.

    The chief executive officer expects to repay amounts borrowed from the Company with the proceeds from the final S Corporation distribution and future borrowings collateralized by his common stock holdings.

NOTE 10--STOCKHOLDERS' EQUITY:

    In May 1996, the Board of Directors, approved the 1996 Stock Incentive Plan (the "Plan"). The Plan provides for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. In February 1997, options to purchase 30,000 shares at an exercise price of $7.00 per share were granted pursuant to the provisions of the Plan.

    The Board has also authorized the issuance of up to 5,000,000 shares of preferred stock. The voting rights, liquidation preferences and other privileges inuring to the benefit of preferred stockholders have not yet been established and no such shares have been issued.

NOTE 11--SALES TO MAJOR CUSTOMER:

    Sales to a single customer amounted to $1,735,000 and $2,066,000 for the years ended December 31, 1994 and 1995. Sales to another customer amounted to $2,724,000 for the year ended December 31, 1996.

                                   VDI MEDIA

NOTE 12--SUBSEQUENT EVENTS:

    In December 1996, the Company agreed to acquire all of the assets of Woodholly Productions ("Woodholly"). Woodholly provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use. As consideration, the Company will pay the partners of Woodholly a maximum of $9 million, of which $4 million will be paid in installments, commencing January 1997. The remaining balance is subject to earn-out provisions which are predicated upon Woodholly attaining certain operating income goals, as set forth in the purchase agreement, in each quarter through December 31, 2001. The transaction will close in early 1997 and will be accounted for as a purchase. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill and will be amortized over the remaining useful life of such intangible asset. Management has not yet finalized the allocation of the preliminary purchase price; the final allocation will be calculated at the conclusion of the earn-out period.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
WoodHolly Productions

    In our opinion, the accompanying balance sheet and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Woodholly Productions at December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Costa Mesa, California
March 24, 1997

                             WOODHOLLY PRODUCTIONS
                                 BALANCE SHEET

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1995          1996
                                                                                        ------------  ------------
                                                      ASSETS
Current assets:
  Cash................................................................................  $             $     19,000
  Accounts receivable, net of allowance for doubtful accounts of $140,000.............     2,207,000     1,592,000
  Prepaid expenses and other current assets...........................................       149,000        61,000
                                                                                        ------------  ------------
    Total current assets..............................................................     2,356,000     1,672,000

  Property and equipment, net (Note 3)................................................     3,357,000     3,145,000
  Other assets, net...................................................................                       2,000
                                                                                        ------------  ------------
                                                                                        $  5,713,000  $  4,819,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Cash overdraft......................................................................  $    950,000  $    324,000
  Accounts payable and accrued expenses...............................................        21,000       273,000
  Current portion of capital lease obligations (Note 5)...............................       371,000       844,000
  Revolving credit agreement (Note 4).................................................       424,000
                                                                                        ------------  ------------
    Total current liabilities.........................................................     1,766,000     1,441,000
Capital lease obligations, net of current portion (Note 5)............................     1,473,000     1,188,000
                                                                                        ------------  ------------
    Total liabilities.................................................................     3,239,000     2,629,000

Commitments and contingencies (Note 7)

Partners' capital.....................................................................     2,474,000     2,190,000
                                                                                        ------------  ------------
                                                                                        $5,713,000... $  4,819,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See accompanying notes to financial statements.

                             WOODHOLLY PRODUCTIONS
                                INCOME STATEMENT

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1995          1996
                                                                                        ------------  ------------
Net revenue...........................................................................  $  7,411,000  $  7,840,000
Cost of services sold.................................................................     4,808,000     5,592,000
                                                                                        ------------  ------------
    Gross profit......................................................................     2,603,000     2,248,000

Selling, general and administrative expense...........................................     1,375,000     1,503,000
                                                                                        ------------  ------------
Operating income......................................................................     1,228,000       745,000
Interest expense......................................................................       355,000       352,000
Other income..........................................................................         9,000        64,000
                                                                                        ------------  ------------
Net income............................................................................  $    882,000  $    457,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See accompanying notes to financial statements.

                             WOODHOLLY PRODUCTIONS
                         STATEMENT OF PARTNERS' CAPITAL

Balance at December 31, 1994....................................................  $2,357,000
Income..........................................................................    882,000
Distributions to partners.......................................................   (765,000)
                                                                                  ---------
Balance at December 31, 1995....................................................  2,474,000
Income..........................................................................    457,000
Distributions to partners.......................................................   (741,000)
                                                                                  ---------
Balance at December 31, 1996....................................................  $2,190,000
                                                                                  ---------
                                                                                  ---------

                See accompanying notes to financial statements.

                             WOODHOLLY PRODUCTIONS
                            STATEMENT OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31
                                                                                      ----------------------------
                                                                                          1995           1996
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net income........................................................................  $     882,000  $     457,000
  Adjustments to reconcile net income to net cash provided by operating activities--
    Depreciation and amortization...................................................        953,000        958,000
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable......................................       (198,000)       615,000
    (Increase) decrease in prepaid expenses and other current assets................         (3,000)        86,000
    Increase in other assets........................................................                         2,000
    Increase in accounts payable and accrued expenses...............................        609,000        252,000
                                                                                      -------------  -------------
Net cash provided by operating activities...........................................      2,243,000      2,370,000

Cash used in investing activities:
  Capital expenditures..............................................................     (1,768,000)      (746,000)
                                                                                      -------------  -------------

Cash flows from financing activities:
  Distributions to partners.........................................................       (765,000)      (741,000)
  Change in revolving credit agreement..............................................         (6,000)      (424,000)
  Repayment of cash overdraft.......................................................                      (626,000)
  Repayment of capital lease obligations............................................       (802,000)      (414,000)
  Proceeds from capital lease obligations...........................................      1,098,000        600,000
                                                                                      -------------  -------------
      Net cash used in financing activities.........................................       (475,000)    (1,605,000)

Net increase in cash................................................................                        19,000

Cash at beginning of period.........................................................
                                                                                      -------------  -------------
Cash at end of period...............................................................  $              $      19,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental disclosure of cash flows information:
  Cash paid for:
    Interest........................................................................  $     355,000  $     315,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See accompanying notes to financial statements.

                             WOODHOLLY PRODUCTIONS

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE PARTNERSHIP:

    Woodholly Productions, a California general partnership (the "Partnership"), provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUES AND RECEIVABLES

    The Partnership records revenues and receivables at the time products are delivered to customers. Although sales and receivables are concentrated in the entertainment industry, credit risk is limited due to the financial stability of the customer base. The Partnership performs on-going credit evaluations and maintains reserves for potential credit losses. Such losses have historically been within management's expectations.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term. The estimated useful life of property and equipment is five years.

INCOME TAXES

    No provision for income taxes is necessary in the accompanying financial statements because, as a partnership, it is not subject to income taxes and the tax effect of its activities accrues to the partners.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    To meet the reporting requirements of SFAS No. 107 ("Disclosures about Fair Value of Financial Instruments"), the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Partnership uses quoted market prices whenever available to calculate these fair values.

                             WOODHOLLY PRODUCTIONS

NOTE 3--PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1995           1996
                                                                  -------------  -------------
Equipment under capital lease...................................  $   4,289,000  $   4,897,000
Leasehold improvements..........................................      1,046,000      1,160,000
Machinery and equipment.........................................        860,000        884,000
                                                                  -------------  -------------
                                                                      6,195,000      6,941,000

Less: accumulated depreciation and amortization.................     (2,838,000)    (3,796,000)
                                                                  -------------  -------------
                                                                  $   3,357,000  $   3,145,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    Depreciation expense aggregated $953,000 and $958,000 for the years ended December 31, 1995 and 1996, respectively.

NOTE 4--REVOLVING CREDIT AGREEMENT:

    The Partnership had a $460,000 revolving credit agreement with a bank. Amounts available pursuant to this agreement were determined by eligible accounts receivable, as defined and were secured by substantially all of the Partnership's assets. In addition, repayment of amounts borrowed was guaranteed by the Partners. The revolving credit agreement expired on August 31, 1996.

NOTE 5--CAPITAL LEASE OBLIGATIONS:

    The Partnership leases certain equipment under capital lease arrangements. Future minimum lease commitments are as follows:

Year ending December 31,
  1997..........................................................  $1,100,000
  1998..........................................................    673,000
  1999..........................................................    477,000
  2000..........................................................    161,000
  2001..........................................................     17,000
                                                                  ---------
                                                                  2,428,000

Less: Amount representing interest..............................    396,000
                                                                  ---------
                                                                  2,032,000
Present value of future minimum lease payments..................
Less: Current portion...........................................    844,000
                                                                  ---------
Long-term portion...............................................  $1,188,000
                                                                  ---------
                                                                  ---------

                             WOODHOLLY PRODUCTIONS

NOTE 6--PROFIT SHARING PLAN:

    The Partnership sponsors a defined contribution employee benefit plan. Contributions to this plan are made at the discretion of management. For the years ended December 31, 1995 and 1996, contributions to this plan aggregated $105,000 and $4,000, respectively.

NOTE 7--COMMITMENTS AND CONTINGENCIES:

    The Partnership leases its principal office and production facility under an operating lease with one of the partners which expires in December 2001. The Partnership also leases a warehouse facility under an operating lease which expires in November 1998 but which provides for a renewal option of five years. Approximate minimum annual rentals under these noncancellable operating leases for these facilities is as follows:

YEAR ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1997..............................................................................  $  227,000
1998..............................................................................     223,000
1999..............................................................................     120,000
2000..............................................................................     120,000
2001..............................................................................     120,000
                                                                                    ----------
    Total.........................................................................  $  810,000
                                                                                    ----------
                                                                                    ----------

    Total rental expense was approximately $174,000 and $175,000 of which $89,000 and $89,000 was paid to a related party for the years ended December 31, 1995 and 1996, respectively.

    The Partnership has entered into an agreement with the customer described in
Note 8. Under the terms of this agreement, the Partnership rebates 10% of cash remittances for an annual period commencing ending October 1, subject to adjustment for sales and use taxes collected and the cost of orders requiring revisions.

NOTE 8--SALES TO MAJOR CUSTOMER:

    For the year ended December 31, 1995 and 1996, a single customer accounted for 29% and 28% of the Partnership's sales.

NOTE 9--SUPPLEMENTAL CASH FLOW INFORMATION:

    The Company has financed the acquisition of certain equipment through capital lease obligations. For the years ended December 31, 1995 and 1996, assets with costs aggregating $1,098,000 and $600,000 were acquired.

NOTE 10--SUBSEQUENT EVENTS:

    In December 1996, the partners agreed to sell their Partnership interests to VDI Media. The acquisition was effective in January 1997.