Form 10-Q
period 1997-03-31
VDI MEDIA
filed 1997-05-15
CIK 1014733

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934


 FOR THE QUARTER PERIOD ENDED MARCH 31, 1997      Commission File Number 0-21917

                                  _________________

                                      VDI MEDIA
                (Exact name of registrant as specified in its charter)



               California                               95-4272619
    (State of or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

         6920 Sunset Boulevard,                            90028
         Hollywood, California                           (Zip Code)
(Address of principal executive offices)

          Registrant's telephone number, including area code (213) 957-5500
              Securities registered pursuant to Section 12(b) of the Act
                                        None.

              Securities registered pursuant to Section 12(g) of the Act
                             Common Stock, no par value.
                                    _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /x/   No / /

As of May 13, 1997, there were 9,580,000 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            VDI MEDIA
                     CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                           DECEMBER 31,     MARCH 31,
                                                           ------------   ------------
                                                               1996           1997
                                                               ----           ----
                                                                          (UNAUDITED)
Current assets:
    Cash.................................................   $   564,000    $11,626,000
    Accounts receivable, net allowances for doubtful
      accounts of $460,000 and $620,000, respectively....     4,537,000      6,540,000
    Amounts receivable from officer......................     1,214,000
    Amounts receivable from employees....................       224,000          8,000
    Inventories..........................................       144,000        213,000
    Prepaid expenses and other current assets............         2,000         38,000
                                                           ------------   ------------
      Total current assets...............................     6,685,000     18,425,000

    Property and equipment, net..........................     3,520,000      6,125,000
    Deferred offering costs..............................       876,000
    Goodwill, net (Note 2)...............................                    2,081,000
    Other assets, net....................................        97,000         98,000
                                                           ------------   ------------
      Total assets.......................................   $11,178,000    $26,729,000
                                                           ------------   ------------
                                                           ------------   ------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable....................................    $ 2,394,000    $ 2,763,000
    Accrued expenses....................................      1,606,000      1,998,000
    Current portion of notes payable....................        728,000         33,000
    Current portion of capital lease obligations........         32,000        657,000
    Deferred tax liability (Note 3)                                            185,000
                                                            ------------   ------------
      Total current liabilities.........................      4,760,000      5,636,000
                                                           ------------   ------------

    Notes payable, less current portion.................      1,102,000          1,000
                                                           ------------   ------------
    Capital lease obligations, less current portion.....         75,000      1,222,000
                                                           ------------   ------------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares
      authorized; none outstanding......................
    Common stock; no par value; 50,000,000 shares
      authorized, 9,580,000 shares issued and
      outstanding                                             1,015,000     19,056,000
    Retained earnings....................................     4,226,000        814,000
                                                           ------------   ------------
      Total shareholders' equity.........................     5,241,000     19,870,000
                                                           ------------   ------------
                                                            $11,178,000    $26,729,000
                                                           ------------   ------------
                                                           ------------   ------------

See accompanying notes to consolidated financial statements

                              VDI MEDIA
                    CONSOLIDATED STATEMENT OF INCOME
                             (unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------
                                                               1996           1997
                                                               ----           ----
Revenues...............................................    $  5,837,000   $  8,487,000
Cost of good sold......................................       3,647,000      5,072,000
                                                           ------------   ------------
Gross profit...........................................       2,190,000      3,415,000

Selling, general and administrative expense............       1,418,000      2,151,000
                                                           ------------   ------------

Operating income.......................................         772,000      1,264,000
Interest expense.......................................          70,000        119,000
Interest income........................................           5,000         51,000
                                                           ------------   ------------

Income before income taxes.............................         707,000      1,196,000
Provision for income taxes.............................          12,000        190,000
Establishment of deferred tax liability (Note 3).......                        185,000
                                                           ------------   ------------
Net income.............................................    $    695,000   $    821,000
                                                           ------------   ------------
                                                           ------------   ------------

Net income per share...................................                   $       0.11
                                                                          ------------
                                                                          ------------

Weighted average number of shares......................                      7,522,667
                                                                          ------------
                                                                          ------------




See accompanying notes to consolidated financial statements

                            VDI MEDIA
                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------
                                                               1996           1997
                                                               ----           ----
Cash flows from operating activities:
    Net income............................................ $    695,000   $    821,000
Adjustment to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization.........................      451,000        798,000
    Increase in deferred taxes............................                     185,000
    Provision for doubtful accounts.......................       72,000         20,000
Changes in assets and liabilities net of effects from
  purchase of Woodholly Productions:
    Increase in accounts receivable.......................     (138,000)      (431,000)
    (Increase) decrease in other receivables..............      (20,000)       206,000
    (Increase) decrease in inventories....................       60,000        (69,000)
    Decrease in prepaid expenses and other current assets.       35,000         25,000
    Decrease in other assets..............................        1,000
    (Increase) decrease in deferred offering costs........      (25,000)       875,000
    Decrease in accounts payable..........................     (496,000)      (120,000)
    (Decrease) increase in accrued expenses...............     (138,000)        97,000
                                                           ------------   ------------
Net cash provided by operating activities.................      497,000      2,407,000

Cash used in investing activities:
    Capital expenditures..................................     (314,000)      (232,000)
    Payment for purchase of Woodholly, net of cash
     acquired.............................................                  (4,091,000)
                                                           ------------   ------------
Net cash used in investing activities.....................     (314,000)    (4,323,000)

Cash flows from financing activities:
    Distributions to shareholders.........................                  (4,233,000)
    Change in revolving credit agreement..................     (100,000)

    Proceeds from sale of common stock....................                  18,041,000
    Repayment of notes payable............................     (194,000)    (1,795,000)
    Repayment of amounts receivable from officer..........                   1,225,000
    Repayment of subordinated notes payable to related
     parties..............................................      (20,000)
    Repayment of capital lease obligations................      (38,000)      (260,000)
                                                           ------------   ------------
Net cash (used in) provided by financing activities.......     (352,000)    12,978,000
Net (decrease) increase in cash...........................     (169,000)    11,062,000
Cash at beginning of period...............................      415,000        564,000
                                                           ------------   ------------
Cash at end of period..................................... $    246,000   $ 11,626,000
                                                           ------------   ------------
                                                           ------------   ------------
Supplemental disclosure of cash flows information:
Cash paid for:
    Interest.............................................. $     64,000   $    119,000
                                                           ------------   ------------
                                                           ------------   ------------
    Income tax............................................ $     40,000   $     53,000
                                                           ------------   ------------
                                                           ------------   ------------

See accompanying notes to consolidated financial statements

                                      VDI MEDIA

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1997


NOTE 1 -- THE COMPANY

    VDI MEDIA ("The Company") is a provider of high quality value-added video distribution and duplication services including distribution of national television spot advertising, trailers and electronic press kits. The Company's services consist of (i) the physical and electronic delivery of broadcast quality advertising, including spots, trailers, electronic press kits and infomercials, and syndicated television programming to television stations, cable television and other end-users nationwide and (ii) a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services, and video encoding for air play verification purposes. The Company also provides its customers value-added post production and editing services. The Company is headquartered in Hollywood, California and has additional facilities in West Los Angeles and Culver City, California and Tulsa, Oklahoma.

    In the first quarter of 1997, the Company completed the sale of 3,120,000 common shares, no par value ("Common Stock"), in an initial public offering (the "Offering"). Prior to the Offering, the Company had elected S Corporation status for federal and state income tax purposes. As a result of the Offering, the S Corporation status terminated. Thereafter, the Company has paid federal and state income taxes as a C Corporation. The termination of the Company's S Corporation status resulted in the establishment of a net deferred tax liability calculated at normal federal and state income rates, causing a one-time non-cash charge of $185,000 against earnings for additional income tax expense in the quarter ended March 31, 1997.

    In May 1996, the Company effected a 333-for-1 common stock split and increased the number of authorized shares to 50,000,000 shares of Common Stock. All share amounts in the accompanying financial statements have been retroactively restated to reflect this split.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1996.

NOTE 2--WOODHOLLY ACQUISITION

    On January 1, 1997, the Company acquired all of the assets of Woodholly Productions ("Woodholly Productions"). Woodholly Productions provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use.
As consideration, the company will pay the partners of woodholly productions a maximum of $9 million, of which $4 million is to be paid in installments commencing in January 1997. The remaining balance is subject to earn-out provisions which are predicated upon Woodholly Productions attaining certain operating income goals, as set forth in the purchase agreement in each quarter through December 31, 2001. The Company has accounted for this acquisition as a purchase. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill and will be amortized over 20 years.

    The accompanying consolidated financial statements include the accounts of Woodholly Productions and the Company. All material intercompany transactions and balances have been eliminated. The consolidated statement of income includes Woodholly Productions' results of operations only for the period subsequent to the acquisition.

NOTE 3 -- S CORPORATION TERMINATION

    In connection with the termination of its S Corporation status (see Note
1), the Company distributed $3.0 million of the net proceeds of the Offering ("S Corp Distribution") to its three shareholders in respect of previously taxed and undistributed earnings of the Company. A final distribution of approximately $1.5 million is expected to be made in June 1997.

                                  VDI MEDIA

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to the risk of competition from competitors in the industry, customer and industry concentration, the Company's dependence on technological developments, risks of expansion, ability to maintain and improve service quality, dependence on key personnel, fluctuation in results of operations and seasonality, and risks relating to control by management. See the relevant discussions elsewhere herein, and the risk factors set forth in the Company's prospectus as filed with the Securities and Exchange Commission on February 19, 1997, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    REVENUES. Revenues increased by $2.7 million or 45.4% to $8.5 million for the three month period ended March 31, 1997 compared to $5.8 million for the three month period ended March 31, 1996 due to the acquisition of Woodholly Productions as well as the increased use of the Company's services by existing customers and the addition of new customers. This increase in use of the Company's services and addition of new customer was due to (i) the availability of new services and capacity resulting from the acquisition of Woodholly Productions and (ii) substantially increased marketing of the Company's national distribution capabilities through the Tulsa Control Center.

    GROSS PROFIT. Gross profit increased $1.2 million or 55.9% to $3.4 million for the three month period ended March 31, 1997 compared to $2.2 million for the three month period ended March 31, 1996. As a percentage of revenues, gross profit increased from 37.5% to 40.2%. The increase in gross profit as a percentage of revenues was attributable to (i) a reduction in the cost of fiber optic and satellite costs which resulted from improved video trafficking logistics through the Tulsa Control Center and (ii) lower shipping expenses for the services provided by Woodholly Productions which generally distributes to fewer locations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.7 million or 51.6% to $2.2 million for the three month period ended March 31, 1997 compared to $1.4 million for the three month period ended March 31, 1996. As a percentage of revenues, selling, general and administrative expense increased to 25.3% for the three month period ended March 31, 1997 compared to 24.3% for the three month period ended March 31, 1996. This increase is due to increased staffing in the Company's sales and marketing departments and, in addition, selling, general and administrative expense for the three months ended March 31, 1997 includes salaries paid to the former owners of Woodholly Productions; such amounts were formerly recorded as partnership distributions and, as such, were not reflected in Woodholly Productions' results of operations.

    OPERATING INCOME. Operating income increased $0.5 million or 63.9% to $1.3 million for the three month period ended March 31, 1997 compared to $0.8 million for the three month period ended March 31, 1996.

    INCOME TAXES. The Company previously has operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Offering, the Company's S Corporation status has terminated. Accordingly, the Company will, in future periods, provide for all income taxes at higher statutory rates. These factors are estimated to result in an effective tax rate for periods subsequent to the Offering of approximately 40%. For the quarter ending March 31, 1997, the Company has recorded an additional one-time non-cash charge of $0.2 million for additional deferred taxes based upon an increase in the effective tax rate from the Company's S Corporation status (1.5%) to C Corporation status (40%) applied to the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities.

    NET INCOME. Net income for the three month period ended March 31, 1997 increased $0.1 million or 19.3% to $0.8 million compared to $0.7 million in 1996. Such increase is primarily attributable to the previously described factors.

                                  VDI MEDIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

    This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1996.

    Since its inception, the Company has financed its operations through internally generated cash flow, borrowings under lending agreements with financial institutions and, to a lesser degree, borrowings from related parties. On February 24, 1997 the Company completed the Offering of 2,800,000 shares of Common Stock, 200,000 of which were sold on behalf of a selling shareholder. The net proceeds of the Offering to the Company were approximately $15.9 million after deducting the underwriters' discount of approximately $1.3 million and offering expenses of approximately $1.1 million. Additionally, on March 25, 1997, the underwriters of the Offering exercised their over-allotment option for an additional 320,000 shares of Common Stock with net proceeds to the Company of approximately $2.1 million after deduction of the underwriters' discount of approximately $0.2 million.

    At March 31, 1997, the Company's cash and cash equivalents aggregated $11.6 million. The Company's operating activities provided cash of $2.4 million for the three months ended March 31, 1997 and $0.5 million for the three months ended March 31, 1996.

    The Company's investing activities used cash of $4.3 million for the three months ended March 31, 1997 including the effect of the acquisition of Woodholly Productions. Investing activities used cash of $0.3 million for the three months ended March 31, 1996. Such activities represent the addition and replacement of capital equipment necessary to accommodate increased customer demand for the Company's services. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional videotape duplication equipment in order to increase capacity or replace existing equipment.

    The Company spent approximately $0.2 million on capital expenditures during the first quarter of 1997, primarily to upgrade and replace equipment, and for management information systems upgrades.

    The Company's financing activities provided cash of $13.0 million in the first quarter of 1997; financing activities used cash of $0.4 million for the three months ended March 31, 1996. Cash flows from financing activities during the first quarter of fiscal 1997 include the effect of the Offering and the subsequent exercise of the over-allotment option, which raised net proceeds of approximately $18.0 million. Using the proceeds of the Offering, the Company repaid $1.8 million outstanding under its term loan with a bank. In addition the Company paid the first installment of the final S Corp Distribution to its shareholders. Such distribution represents previously taxed and undistributed earnings of the Company while an S Corporation. The final installment, which is currently estimated to be approximately $1.5 million, is expected to be paid on or before June 30, 1997.

    In January 1997 the Company acquired substantially all of the assets and assumed certain liabilities of Woodholly Productions (the "Woodholly Acquisition"). In connection with the Woodholly Acquisition the Company executed $4.0 million promissory notes. These promissory notes bore interest at 8% per annum and were repaid on February 28, 1997. The purchase price consists of an initial purchase price of $4.0 million plus an as yet undetermined contingent purchase price. The contingent purchase price is to be earned and paid based on the total operating income (as defined) resulting from the financial results of Woodholly Productions as a separate division of the Company. The contingent purchase price, in total, is limited to $4.0 million, with an additional bonus payment of $1.0 million if Woodholly Productions achieves certain additional revenue and profitability targets. The excess of the initial consideration over the fair value of the assets acquired and liabilities assumed of approximately $1.8

                                  VDI MEDIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

million has been allocated to goodwill. The contingent purchase price, to the extent earned, will be treated as an increase in goodwill and will be amortized coterminously with the original 20 year period. On April 15, 1997 the Company made a $187,000 aggregate earn-out payment to the former partners of Woodholly Productions. To the extent additional contingent purchase price payments are made, amortization will increase in future periods. If the full contingent purchase price were earned or paid, goodwill would be increased by a total of $5.0 million, and annual amortization expense associated with such additional goodwill would be $0.3 million (for an aggregate annual amortization expense of $0.4 million). Management of the Company is in the process of reviewing the allocation of the purchase price and, when completed, may modify its preliminary allocation. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in the unaudited pro forma combined financial statements. The Woodholly Acquisition was accounted for by the Company under the purchase method of accounting.

    In connection with the purchase of a portion of the Common Stock owned by one of the Company's founders in April 1996, the Company borrowed an additional $1.2 million under its revolving credit agreement and loaned such amount to the Company's chief executive officer. This loan was repaid after consummation of the Offering.

    As a result of termination of its S Corporation status, the Company was required to record deferred taxes which relate primarily to differences between financial and income tax reporting of depreciation and certain valuation allowances. This one-time non-cash charge of $185,000 has been recorded in the quarter ended March 31, 1997. In addition, the Company distributed approximately $3 million of the net proceeds of the Offering to the Company's shareholders of record prior to the Offering in respect of previously taxed and undistributed earnings of the Company for the period ending December 31, 1996.

    The Company has a $2.0 million revolving credit agreement with Union Bank (the "Revolving Credit Agreement"). As of May 12, 1997 the Company had $2.0 million available for borrowing under the Revolving Credit Agreement. Amounts available pursuant to this agreement are determined by eligible accounts receivable, as defined, and are secured by substantially all of the Company's assets. In addition, repayment of amounts borrowed is guaranteed by the Company's principal shareholders. Interest accrues at either the London Interbank Offering Rate "(LIBOR)" plus 2.25% or the bank's reference rate. The Revolving Credit Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets, restrictions on acquisitions and certain financial ratios. In addition, consummation of significant acquisitions may be subject to obtaining prior bank consent under the Revolving Credit Agreement. At March 31, 1997, the Company was in compliance with these covenants and conditions. The Revolving Credit Agreement expires on June 30, 1997. Management expects to be able to renew the Revolving Credit Agreement at similar terms prior to its scheduled expiration. At May 13, 1997, no balance was outstanding.

    In July 1995, the Company obtained a term loan in the original amount of approximately $2.8 million with a bank. The term loan was secured by the assets of the Company and was to be repaid in monthly installments of principal and interest through July 2000. Interest accrued at LIBOR plus 2.5%. The term of the loan agreement included covenants regarding the maintenance of various financial ratios. Amounts outstanding under the term loan were repaid by the Company in February 1997 with a portion of the proceeds of the Offering.

    Management believes that cash generated from the Offering, ongoing operations, borrowings under its bank line of credit and its existing working capital will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months.

                                  VDI MEDIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


    The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company, may be subject to the Company securing additional financing.

    INFLATION. The Company does not believe that inflation will have a significant impact on its financial condition, results of operations or prospects.

    The Company has been awarded the opportunity to provide services to several new clients during the three months ended March 31, 1997, including United Airlines and Hunt & Wesson. However, no material revenues were recorded in the quarter for these accounts and the Company cannot guarantee that any significant revenues will be recorded as a result of these new customers. Typically, new clients do not begin using the Company's services on an exclusive basis immediately, but rather increase their usage over several quarters.


                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

             Exhibit
               No.        Description
             -------      -----------

              10.14 Lease agreement between Woodholly Productions and The Dorothy M. Krueger Living Trust, et al., dated May 25, 1993 (Woodholly storage facility).

              10.15 Lease agreement among the Company, Rodger D. Parker and Jasper A. Watt, Jr., dated January 24, 1997 (Woodholly facility).

              27          Financial Data Schedule

    (b)  Reports on Form 8-K

           None.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VDI MEDIA

DATE:  May 14, 1997          BY: /s/  DONALD R. STINE
                                   --------------------
                                      Donald R. Stine
                                   Chief Financial Officer
                                      and Treasurer
                                   (duly authorized officer
                                   and principal financial officer)