Form 10-Q
period 1997-06-30
VDI MEDIA
filed 1997-08-14
CIK 1014733

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997     Commission File Number 0-21917

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 1997, there were 9,580,000 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                      VDI MEDIA
                              CONSOLIDATED BALANCE SHEET

                                        ASSETS


                                                                      DECEMBER 31,       JUNE 30,
                                                                          1996             1997
                                                                      ------------   ------------
                                                                                       (UNAUDITED)
Current assets:
  Cash...............................................................   $   564,000   $ 10,747,000
  Accounts receivable, net of allowances for doubtful
   accounts of $460,000 and $665,000, respectively...................     4,537,000      5,999,000
  Amounts receivable from officer....................................     1,214,000
  Amounts receivable from employees..................................       224,000          5,000
  Inventories........................................................       144,000        155,000
  Prepaid expenses and other current assets..........................         2,000        662,000
                                                                        -----------   ------------
     Total current assets............................................     6,685,000     17,568,000

  Property and equipment, net........................................     3,520,000      5,448,000
  Deferred offering costs............................................       876,000
  Goodwill, net (Note 2).............................................                    2,240,000
  Other assets, net..................................................        97,000         98,000
                                                                        -----------   ------------
     Total assets....................................................    11,178,000   $ 25,354,000
                                                                        -----------   ------------
                                                                        -----------   ------------
                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................  $  2,394,000   $  2,276,000
  Accrued expenses...................................................     1,606,000      1,794,000
  Current portion of notes payable...................................       728,000         14,000
  Current portion of capital lease obligations.......................        32,000        814,000
  Deferred tax liability (Note 3)....................................                      185,000
                                                                        -----------   ------------
     Total current liabilities.......................................     4,760,000      5,083,000
                                                                        -----------   ------------
  Notes payable, less current portion................................     1,102,000
                                                                        -----------   ------------
  Capital lease obligations, less current portion....................        75,000        855,000
                                                                        -----------   ------------
  Shareholders' equity:
  Preferred stock; no par value; 5,000,000 authorized;
   none outstanding .................................................
  Common stock; no par value; 50,000,000 authorized;
   9,580,000 shares issued and outstanding...........................     1,015,000     19,056,000
  Retained earnings..................................................     4,226,000        360,000
                                                                        -----------   ------------
     Total shareholders' equity......................................     5,241,000     19,416,000
                                                                        -----------   ------------
                                                                        $11,178,000    $25,354,000
                                                                        -----------   ------------
                                                                        -----------   ------------

 See accompanying notes to consolidated financial statements

                                    VDI MEDIA

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                        --------------------------     ---------------------------
                                                           1996             1997            1996           1997
                                                        -----------     ----------     ------------    -----------
Revenues............................................    $ 5,471,000     $8,811,000     $ 11,308,000    $17,298,000
Cost of goods sold..................................      3,446,000      5,345,000        7,093,000     10,417,000
                                                        -----------     ----------     ------------    -----------
Gross profit........................................      2,025,000      3,466,000        4,215,000      6,881,000

Selling, general and administrative expense.........      1,306,000      2,084,000        2,724,000      4,236,000
                                                        -----------     ----------     ------------    -----------
Operating income....................................        719,000      1,382,000        1,491,000      2,645,000
Interest expense....................................         85,000         46,000          155,000        165,000
Interest income.....................................          5,000         99,000           10,000        151,000
                                                        -----------     ----------     ------------    -----------
Income before income taxes..........................        639,000      1,435,000        1,346,000      2,631,000
Provision for income taxes..........................         11,000        566,000           23,000        757,000
Establishment of deferred tax liability (Note 3)....                                                       185,000
                                                        -----------     ----------     ------------    -----------
Net income..........................................    $   628,000    $   869,000     $  1,323,000    $ 1,689,000
                                                        -----------     ----------     ------------    -----------
                                                        -----------     ----------     ------------    -----------
Net income per share................................                   $      0.09                     $      0.20
                                                                        ----------                     -----------
                                                                        ----------                     -----------
Weighted average number of shares...................                     9,580,000                       8,551,333
                                                                        ----------                     -----------
                                                                        ----------                     -----------

See accompanying notes to consolidated financial statements

                                   VDI MEDIA

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                        FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       --------------------------
                                                                          1996            1997
                                                                       -----------    -----------
Cash flows from operating activities:
  Net income .......................................................   $ 1,323,000    $ 1,689,000
  Adjustment to reconcile net income
   to net cash provided by operating activities
  Depreciation and amortization.....................................       889,000      1,599,000
  Increase in deferred taxes........................................                      185,000
  Provision for doubtful accounts...................................        51,000         65,000
Changes in assets and liabilities net of effects from
 purchase of Woodholly Productions:
  Decrease in accounts receivable...................................       103,000         65,000
  (Increase) decrease in other receivables..........................    (1,348,000)       209,000
  Decrease (increase) in inventories................................        25,000        (11,000)
  Decrease (increase) in prepaid expenses and other current assets..        49,000       (599,000)
  Decrease in other assets..........................................         1,000
  (Increase) decrease in deferred offering costs....................      (236,000)       876,000
  Decrease in accounts payable......................................       (13,000)      (607,000)
  Decrease in accrued expenses......................................      (128,000)      (106,000)
                                                                       -----------    -----------
Net cash provided by operating activities...........................       716,000      3,365,000
                                                                       -----------    -----------

Cash used in investing activities
  Capital expenditures..............................................      (723,000)      (329,000)
  Payment for purchase of Woodholly, net of cash acquired...........                   (4,278,000)
                                                                       -----------    -----------
Net cash used in investing activities...............................      (723,000)    (4,607,000)

Cash flows from financing activities:
  Distributions to shareholders.....................................      (501,000)    (5,555,000)
  Change in revolving credit agreement..............................     1,010,000
  Proceeds from sale of common stock................................                   18,041,000
  Repayment of notes payable........................................      (399,000)    (1,816,000)
  Repayment of amounts receivable from officer......................                    1,225,000
  Repayment of subordinated notes payable to related parties........      (255,000)
  Repayment of capital lease obligations............................       (54,000)      (470,000)
                                                                       -----------    -----------
Net cash (used in) provided by financing activities.................      (199,000)    11,425,000

Net (decrease) increase in cash.....................................      (206,000)    10,183,000
Cash at beginning of period.........................................       415,000        564,000
                                                                       -----------    -----------
Cash at end of period...............................................   $   209,000    $10,747,000
                                                                       -----------    -----------
                                                                       -----------    -----------
Supplemental disclosure of cash flows information:
Cash paid for:
  Interest..........................................................   $   168,000    $   165,000
                                                                       -----------    -----------
                                                                       -----------    -----------
  Income tax........................................................   $    68,000    $ 1,316,000
                                                                       -----------    -----------
                                                                       -----------    -----------


See accompanying notes to financial statements

                                      VDI MEDIA

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1997


NOTE 1 -- THE COMPANY

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

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1996.

NOTE 2--WOODHOLLY ACQUISITION

    On January 1, 1997, the Company acquired all of the assets of Woodholly Productions ("Woodholly Productions"). Woodholly Productions provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use. As consideration, the Company will pay the partners of Woodholly Productions a maximum of $9 million, of which $4 million is to be paid in installments commencing in January 1997. The remaining balance is subject to earn-out provisions which are predicated upon Woodholly Productions attaining certain operating income goals, as set forth in the purchase agreement, in each quarter through December 31, 2001. The Company has accounted for this acquisition as a purchase. Goodwill arising from this transaction is being amortized over twenty years. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill.

    The accompanying consolidated financial statements include the accounts of Woodholly Productions and the Company. All material intercompany transactions and balances have been eliminated. The consolidated statement of income includes Woodholly Productions' results of operations from the effective date of the acquisition.

NOTE 3 -- S CORPORATION DISTRIBUTION

    In connection with the termination of its S Corporation status (see Note
1), the Company distributed $5.6 million of the net proceeds of the Offering ("S Corp Distribution") to its three shareholders in respect of previously taxed and undistributed earnings of the Company. A final distribution of approximately $0.3 million is expected to be made in August 1997.

NOTE 4 -- SUBSEQUENT EVENT

    On July 31, 1997, the Company agreed to acquire all of the outstanding shares of Multi-Media Services, Inc. a duplication and distribution company specializing in commercial advertisers and major ad agencies. The Company paid a purchase price of $7 million. In addition, the agreement calls for earn-out payments of up to $2 million (exclusive of interest) in the event Multi-Media meets specified financial goals. The Company expects to account for this transaction as a purchase. The contingent purchase price, to the extent earned, will be recorded as an increase in goodwill and will be amortized over the remaining life of such intangible asset.

                                 VDI MEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Annual Report on Form 10-K for the year ended December 31, 1996, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Quarterly Report on Form 10-Q, should be considered in conjunction with the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the risk factors set forth in the Company's prospectus as filed with the Securities and Exchange Commission on February 19, 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    REVENUES. Revenues increased by $6.0 million or 53.0% to $17.3 million for the six month period ended June 30, 1997 compared to $11.3 million for the six month period ended June 30, 1996. The increase in revenue was due to increased volume resulting from (i) the availability of new services and capacity resulting from the acquisition of Woodholly Productions and (ii) substantially increased marketing of the Company's national distribution capabilities through the Tulsa Control Center.

    GROSS PROFIT. Gross profit increased $2.7 million or 66.3% to $6.9 million for the six month period ended June 30, 1997 compared to $4.2 million for the six month period ended June 30, 1996. As a percentage of revenues, gross profit increased from 37.3% to 39.8%. The increase in gross profit as a percentage of revenues was attributable to (i) a reduction in the cost of fiber optic and satellite costs which resulted from improved video trafficking logistics through the Tulsa Control Center and (ii) lower shipping expenses for the services provided by Woodholly Productions which are generally distributed to fewer locations. These amounts were offset by increased direct labor resulting from the Woodholly Productions acquisition.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $1.5 million or 55.5% to $4.2 million for the six month period ended June 30, 1997 compared to $2.7 million for the six month period ended June 30, 1996. As a percentage of revenues, selling, general and administrative expense increased to 24.5% for the six month period ended June 30, 1997 compared to 24.1% for the six month period ended June 30, 1996. This increase is due to increased headcount in the Company's sales and marketing departments and, in addition, selling, general and administrative expense for the three months ended March 31, 1997 includes salaries paid to the former owners of Woodholly Productions; such amounts were formerly recorded as partnership distributions, and, as such, were not reflected in Woodholly Production's results of operations.

    OPERATING INCOME. Operating income increased $1.2 million or 77.4% to $2.6 million for the six month period ended June 30, 1997 compared to $1.5 million for the six month period ended June 30, 1996.

    INCOME TAXES. Prior to the Offering, the Company operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Offering, the Company's S Corporation status has terminated. Accordingly, the Company will, in future periods, provide for all income taxes at higher statutory rates. These factors are estimated to result in an effective tax rate for periods subsequent to the Offering of approximately 40%. For the six month period ended June 30, 1997, the Company has recorded an additional one-time non-cash charge of $0.2 million for additional deferred taxes based upon an increase in the effective tax rate for the Company's S Corporation status (1.5%) to C Corporation status

                                 VDI MEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


(40%) applied to the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities.

    NET INCOME. Net income for the six month period ended June 30, 1997 increased $0.4 million or 27.7% to $1.7 million compared to $1.3 million in 1996. Such increase is not proportionate to the increase in operating income as the Company currently provides for income taxes at an effective rate of approximately 40%. In the prior comparable period the Company was taxed as an S Corporation and provided for income taxes at an effective rate of 1.5%.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    REVENUES. Revenues increased by $3.3 million or 61.0% to $8.8 million for the three month period ended June 30, 1997 compared to $5.5 million for the three month period ended June 30, 1996. The increase in revenue was due to increased volume resulting from (i) the availability of new services and capacity resulting from the acquisition of Woodholly Productions and
(ii) substantially increased marketing of the Company's national distribution capabilities through the Tulsa Control Center.

    GROSS PROFIT. Gross profit increased $1.5 million or 71.2% to $3.5 million for the three month period ended June 30, 1997 compared to $2.0 million for the three month period ended June 30, 1996. As a percentage of revenues, gross profit increased from 37.0% to 39.3%. The increase in gross profit as a percentage of revenues was attributable to (i) reduction in the cost of fiber optic and satellite costs which resulted from improved video trafficking logistics through the Tulsa Control Center and (ii) lower shipping expenses for the services provided by Woodholly Productions which are generally distributed to fewer locations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.8 million or 59.6% to $2.1 million for the three month period ended June 30, 1997 compared to $1.3 million for the three month period ended June 30, 1996. As a percentage of revenues, selling, general and administrative expense decreased to 23.7% for the three month period ended June 30, 1997 compared to 23.9% for the three month period ended June 30, 1996. This decrease in selling, general and administrative expense as a percentage of revenues was primarily due to the spreading of fixed overhead expenses, in particular the fixed portion of administrative wages, over a higher revenue base in the three month period ended June 30, 1997 than to the comparable period in 1996.

    OPERATING INCOME. Operating income increased $0.7 million or 92.2% to $1.4 million for the three month period ended June 30, 1997 compared to $0.7 million for the three month period ended June 30, 1996.

    INCOME TAXES. Prior to the Offering, the Company operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Offering, the Company's S Corporation status has terminated. Accordingly, the Company will, in future periods, provide for all income taxes at higher statutory rates. These factors are estimated to result in an effective tax rate for periods subsequent to the Offering of approximately 40%.

    NET INCOME. Net income for the three month period ended June 30, 1997 increased $0.2 million or 38.4% to $0.9 million compared to $0.6 million in 1996. Such increase is not proportionate to the increase in operating income as the Company currently provides for income taxes at an effective rate of approximately 40%. In the prior comparable period the Company was taxed as an S Corporation and provided for income taxes at an efffective rate of 1.5%.

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

    At June 30, 1997, the Company's cash and cash equivalents aggregated $10.7 million. The Company's operating activities provided cash of $3.4 million for the six months ended June 30, 1997 and $0.7 million for the six months ended June 30, 1996.

    The Company's investing activities used cash of $4.6 million for the six months ended June 30, 1997, including $4.3 million for the acquisition of Woodholly Productions and $0.3 million for the addition and replacement of capital equipment necessary to accommodate increased customer demands for the Company's services, as well as investments in management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional videotape duplication equipment in order to increase capacity or replace existing equipment.

    The Company spent approximately $0.3 million of capital expenditures during the first six month of 1997 to upgrade and replace equipment, and for management information systems upgrades. The Company expects to spend approximately $1.0 million on capital expenditures during the third quarter of 1997 to upgrade and replace equipment and for management information systems upgrades.

    The Company's financing activities provided cash of $11.4 million in the first six months of fiscal 1997. Cash flows from financing activities during such six month period include the effect of the Offering and the subsequent exercise of the over allotment option, which raised net proceeds of approximately $18.0 million. Using the proceeds of the Offering, the Company repaid $1.8 million outstanding under its term loan with a bank. In addition, the Company paid the first two installments of the final S Corp Distribution to its shareholders. Such distribution represents previously taxed and undistributed earnings of the Company while an S Corporation. The final installment, which is currently estimated to be approximately $0.3 million, is expected to be paid on or before August 31, 1997.

    In January 1997 the Company acquired substantially all of the assets and assumed certain liabilities of Woodholly Productions (the "Woodholly Acquisition"). In connection with the Woodholly Acquisition the Company executed $4.0 million promissory notes. These promissory notes bore interest at 8% per annum and were repaid on February 28, 1997. The purchase price consists of an initial purchase price of $4.0 million plus an as yet undetermined contingent purchase price. The contingent purchase price is to be earned and paid based on the total operating income (as defined) resulting from the financial results of Woodholly Productions as a separate division of the Company. The contingent purchase price, in total, is limited to $5.0 million. The excess of the initial consideration over the fair value of the assets acquired and liabilities assumed of approximately

                                 VDI MEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


$1.8 million has been allocated to goodwill. Goodwill associated with the transaction will be amortized over 20 years. The contingent purchase price, to the extent earned, will be treated as an increase in goodwill. The Woodholly Acquisition was accounted for by the Company under the purchase method of accounting.

    In connection with the purchase of a portion of the common stock owned by one of the Company's founders in April 1996, the Company borrowed an additional $1.2 million under its revolving credit agreement and loaned such amount to the Company's chief executive officer. This loan was repaid in April 1997.

    The Company had a $2.0 million revolving credit agreement with Union Bank (the "Revolving Credit Agreement"). The Revolving Credit Agreement expired on June 30, 1997. Management is in the process of negotiating a new facility at similar terms in the near future.

    In July 1995, the Company obtained a term loan in the original amount of approximately $2.8 million with a bank. Amounts outstanding under the term loan were repaid by the Company in February 1997 with a portion of the proceeds of the Offering.

    Management believes that cash generated from the Offering, ongoing operations, and its existing working capital will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months.

                                 VDI MEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

    The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing.

NEW ACCOUNTING STANDARDS

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective in the fourth quarter of 1997, FAS 128 replaces the presentation of earnings per share reflected on the Statement of Income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter of 1997, restatement of previously reported earnings per share for each income statement presented. The Company does not expect the adoption of FAS 128 to have a material impact on its financial condition or results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which will become effective in fiscal 1998. The Company does not expect the adoption of FAS 130 to have a material impact on its financial condition or results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which will become effective in fiscal 1998. FAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its consolidated financial condition or results of operations.

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


                                  VDI MEDIA



DATE: August 14, 1997                BY:     /s/  DONALD R. STINE
                                          ------------------------------
                                                   Donald R. Stine
                                              Chief Financial Officer
                                                    and Treasurer
                                           (duly authorized officer and
                                            principal financial officer)