Form 10-Q
period 1997-09-30
VDI MEDIA
filed 1997-11-14
CIK 1014733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 Commission File Number 0-21917

                              ____________________

                                    VDI MEDIA
              (Exact name of registrant as specified in its charter)

               California                                   95-4272619
   (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         6920 Sunset Boulevard,                               90028
         Hollywood, California                              (Zip Code)
         (Address of principal
          executive offices)

        Registrant's telephone number, including area code  (213) 957-5500

            Securities registered pursuant to Section 12(b) of the Act
                                      None.

            Securities registered pursuant to Section 12(g) of the Act
                           Common Stock, no par value.
                                 ______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

As of November 11, 1997, there were 9,580,000 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    VDI MEDIA
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                               December 31,          September 30,
                                                                   1996                  1997
                                                             ----------------     -----------------
                                                                                      (Unaudited)
Current assets:
 Cash                                                          $     564,000          $   3,614,000
 Accounts receivable, net  of allowances for doubtful
  accounts of $460,000 and $733,000, respectively                  4,537,000              9,928,000
 Amounts receivable from officer                                   1,214,000                      -
 Amounts receivable from employees                                   224,000                  6,000
 Inventories                                                         144,000                268,000
 Prepaid expenses and other current assets                             2,000                454,000
                                                             ----------------     -----------------
     Total current assets                                          6,685,000             14,270,000

 Property and equipment, net                                       3,520,000              7,325,000
 Deferred offering costs                                             876,000                      -
 Goodwill (Note 2)                                                         -              7,385,000
 Other assets                                                         97,000                105,000
                                                             ----------------     -----------------
     Total Assets                                              $  11,178,000          $  29,085,000
                                                             ----------------     -----------------
                                                             ----------------     -----------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                              $   2,394,000          $   3,691,000
 Accrued expenses                                                  1,606,000              2,319,000
 Borrowings under revolving credit agreement                               -                417,000
 Current portion of notes payable                                    728,000                342,000
 Current portion of capital lease obligations                         32,000                712,000
 Deferred tax liability (Note 1)                                           -                185,000
                                                             ----------------     -----------------
     Total current liabilities                                     4,760,000              7,666,000
                                                             ----------------     -----------------
 Notes payable, less current portion                               1,102,000                653,000
                                                             ----------------     -----------------
 Capital lease obligations, less current portion                      75,000                743,000
                                                             ----------------     -----------------

 Shareholders' equity:
 Preferred stock; no par value; 5,000,000 authorized;
  none outstanding                                                         -                      -
 Common stock; no par value; 50,000,000 authorized;
  6,660,000 and 9,580,000 shares, respectively, issued
  and outstanding                                                  1,015,000             18,711,000
 Retained earnings                                                 4,226,000              1,312,000
                                                             ----------------     -----------------
     Total shareholders' equity                                    5,241,000             20,023,000
                                                             ----------------     -----------------
                                                               $  11,178,000          $  29,085,000
                                                             ----------------     -----------------
                                                             ----------------     -----------------


See accompanying notes to consolidated financial statements

                                    VDI MEDIA

                           CONSOLIDATED INCOME STATEMENT




                                                      For the Three Months Ended    For the Nine Months Ended
                                                            September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                             (Unaudited)                          (Unaudited)

                                                          1996          1997          1996             1997
                                                       -----------  -----------    -----------    -----------
Revenues                                               $ 6,874,000  $11,248,000    $18,182,000    $28,546,000
Cost of goods sold                                       3,988,000    7,096,000     11,080,000     17,513,000
                                                       -----------  -----------    -----------    -----------
Gross profit                                             2,886,000    4,152,000      7,102,000     11,033,000

Selling, general and adminisrative expense               1,479,000    2,518,000      4,205,000      6,752,000
                                                       -----------  -----------    -----------    -----------
Operating income                                         1,407,000    1,634,000      2,897,000      4,281,000
Interest expense                                           117,000       74,000        271,000        239,000
Interest income                                             39,000       57,000         48,000        205,000
                                                       -----------  -----------    -----------    -----------
Income before income taxes                               1,329,000    1,617,000      2,674,000      4,247,000
Provision for income taxes                                  22,000      665,000         45,000      1,421,000
Establishment of deferred tax liability (Note 1)                 -            -              -        185,000
                                                       -----------  -----------    -----------    -----------
Net income                                             $ 1,307,000  $   952,000    $ 2,629,000    $ 2,641,000
                                                       -----------  -----------    -----------    -----------
                                                       -----------  -----------    -----------    -----------

Net income per share                                                $      0.10                   $      0.30
                                                                    -----------                   -----------
                                                                    -----------                   -----------

Weighted average number of shares                                     9,580,000                     8,894,222
                                                                    -----------                   -----------
                                                                    -----------                   -----------


See accompanying notes to consolidated financial statements

                                    VDI MEDIA

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      For the Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                          1996          1997
                                                      -----------    ----------
                                                                     (Unaudited)
Cash flows from operating activites:
  Net income                                           $2,630,000    $2,641,000
  Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                         1,222,000     2,573,000
  Increase in deferred taxes                                    -       185,000
  Provision for doubtful accounts                          57,000       110,000
  Gain on sale of assets                                        -       (11,000)
Changes in assets and liabilities net of effects
 from purchase of Woodholly Productions:
  Increase in accounts receivable                        (859,000)   (2,112,000)
  (Increase) decrease in other receivables                (39,000)      210,000
  Decrease in inventories                                  54,000        14,000
  Decrease (increase) in prepaid expenses and
   other current assets                                    25,000      (385,000)
  Increase in other assets                                 (6,000)      (18,000)
  (Increase) decrease in deferred offering costs         (584,000)      876,000
  Increase in accounts payable                            433,000       279,000
  Increase in accrued expenses                            384,000       375,000
  Decrease in accrued settlement obligation               (41,000)            -
                                                      -----------    ----------
Net cash provided by operatring activities              3,276,000     4,737,000
                                                      -----------    ----------

Cash used in investing activities:
  Capital expenditures                                 (1,043,000)   (1,009,000)
  Proceeds from sale of assets                                  -        16,000
  Payment for purchase of Woodholly, net of
   cash acquired                                                -    (4,703,000)
  Payment for purchase of MultiMedia, net of
   cash acquired                                                -    (6,838,000)
                                                      -----------    ----------
Net cash used in investing activities                  (1,043,000)  (12,534,000)

Cash flows from financing activities:
  S Corporation distributions to shareholders          (1,264,000)   (5,555,000)
  Change in revolving credit agreement                  1,014,000        17,000
  Proceeds from sale of common stock                            -    17,696,000
  Repayment of notes payable                             (577,000)   (1,854,000)
  Repayment of amounts receivable from officer         (1,175,000)    1,227,000
  Repayment of subordinated notes payable to
   related parties                                       (255,000)            -
  Repayment of capital lease obligations                 (118,000)     (684,000)
                                                      -----------    ----------
Net cash (used in) provided by financing activities    (2,375,000)   10,847,000

Net (decrease) increase in cash                          (142,000)    3,050,000
Cash at beginning of period                               415,000       564,000
                                                      -----------    ----------
Cash at end of period                                 $   273,000    $3,614,000
                                                      -----------    ----------
                                                      -----------    ----------

Supplemental disclosure of cash flows information:
Cash paid for:
  Interest                                                236,000       219,000
                                                      -----------    ----------
                                                      -----------    ----------

  Income tax                                               48,000     1,792,000
                                                      -----------    ----------
                                                      -----------    ----------

See accompanying notes to consolidated financial statements

                                    VDI MEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


NOTE 1 -- THE COMPANY

     VDI MEDIA (the "Company") is a provider of high quality, value-added video distribution and duplication services including distribution of national television spot advertising, motion picture trailers and electronic press kits. The Company's services consist of (i) the physical and electronic delivery of broadcast quality advertising, including spots, trailers, electronic press kits and infomercials, and syndicated television programming to television stations, cable television and other end-users nationwide and
(ii) a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services, and video encoding for air play verification purposes. The Company also provides its customers value-added post production and editing services. The Company is headquartered in Hollywood, California and has additional facilities in Los Angeles, California; Tulsa, Oklahoma; Chicago, Illinois; New York, New York and San Francisco, California.

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1996.

NOTE 2 -- WOODHOLLY PRODUCTIONS AND MULTI-MEDIA ACQUISITIONS

      On January 1, 1997, the Company acquired all of the assets of Woodholly Productions. Woodholly Productions provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use. As consideration, the Company will pay the partners of Woodholly Productions a maximum of $9.0 million, net of adjustments, of which $4.0 million was paid in the first quarter of 1997.
The remaining balance is subject to earn-out provisions which are predicated upon Woodholly Productions attaining certain operating income goals, as set forth in the purchase agreement, in each quarter through December 31, 2001. To date, the Company has made earn-out payments totaling $0.6 million for the first three quarters of 1997.

      On July 31, 1997, the Company acquired all of the outstanding shares of Multi-Media Services, Inc. ("Multi-Media Services"), a duplication and distribution company specializing in commercial advertisers and major ad agencies. As consideration, the Company paid a purchase price of $6.8 million, net of adjustments. In addition, the purchase agreement calls for earn-out payments of up to $2.0 million (exclusive of interest) in the event Multi-Media Services meets specified financial goals.

      The Company has accounted for both of these acquisitions as purchases. Goodwill arising from these transactions is being amortized over twenty years. The contingent purchase price for each of these transactions, to the extent earned, will be recorded as an increase to goodwill.

      The accompanying consolidated financial statements include the accounts of Woodholly Productions, Multi-Media Services and the Company. All material intercompany transactions and balances have been eliminated. The consolidated statement of income includes both Woodholly Productions and Multi-Media Services' results of operations from the effective date of their acquisitions.

     The following table reflects unaudited pro forma combined results of operations of the Company, Woodholly Productions and Multi-Media Services as if the acquisitions had occurred on January 1, 1996:

                                          Nine Months Ended
                                            September 30,
                                       1997                1996
                                       ----                ----

               Net Sales               $  32,756           $  28,727

               Net Income              $   2,340           $   1,793

               Earnings per share      $    0.26           $    0.25

NOTE 3 -- S CORPORATION DISTRIBUTION

     In connection with the termination of its S Corporation status (see Note
1), the Company distributed $5.6 million of the net proceeds of the Offering ("S Corp Distribution") to its three shareholders in respect of previously taxed and undistributed earnings of the Company. A final distribution of approximately $0.3 million is expected to be paid on or before November 30, 1997 to the Company's pre-offering Shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Annual Report on Form 10-K for the year ended December 31, 1996, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statement made by, or on behalf of, the Company. Such forward-looking statements, as made within this Quarterly Report on Form 10-Q, should be considered in conjunction with the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the risk factors set forth in the Company's prospectus filed with the Securities and Exchange Commission dated February 18, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Revenues increased by $10.4 million or 57.0% to $28.5 million for the nine month period ended September 30, 1997 compared to $18.2 million for the nine month period ended September 30, 1996. This increase in revenue was due to increased volume resulting from (i) new clients and the availability of new services and capacity resulting from the acquisition of Woodholly Productions and Multi-Media Services and (ii) substantially increased marketing of the Company's national distribution capabilities through the Broadcast One/Multi-Media Services division.

     GROSS PROFIT. Gross profit increased $3.9 million or 55.3% to $11.0 million for the nine month period ended September 30, 1997 compared to $7.1 million for the nine month period ended September 30, 1996. As a percentage
of revenues, gross profit decreased from 39.1% to 38.6%.   The decrease in
gross profit as a percentage of revenues was attributable to an increase in direct labor costs and depreciation charges resulting from the acquisition of Woodholly Productions and Multi-Media Services. These amounts were partially offset by lower shipping expenses for the services provided by Woodholly Productions which are generally distributed to fewer locations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $2.5 million or 60.6% to $6.8 million for the nine month period ended September 30, 1997 compared to $4.2 million for the nine month period ended September 30, 1996. As a percentage of revenues, selling, general and administrative expense increased to 23.7% for the nine month period ended September 30, 1997 compared to 23.1% for the nine month period ended September 30, 1996. This increase is due to increased headcount in the Company's sales and marketing departments and an increase in depreciation and amortization charges resulting from the acquisition of Woodholly Productions and Multi-Media Services. In addition, selling, general and administrative expense for the nine months ended September 30, 1997 includes salaries paid to the four former owners of Woodholly Productions.

     OPERATING INCOME. Operating income increased $1.4 million or 47.7% to $4.3 million for the nine month period ended September 30, 1997 compared to $2.9 million for the nine month period ended September 30, 1996.

     INCOME TAXES. Prior to the Offering, the Company operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Offering, the Company's S Corporation status terminated. Accordingly, the Company will, in future periods, provide for all income taxes at higher statutory rates. These factors are estimated to result in an effective tax rate for periods subsequent to the Offering of approximately 40%. For the nine month period ended September 30, 1997, the Company recorded a one-time non-cash charge of $0.2 million for deferred taxes based upon an increase in the effective tax rate for the Company's S Corporation status (1.5%) to C Corporation status (40%) applied to the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities.

     NET INCOME. Net income for the nine month period ended September 30, 1997 remained constant at $2.6 million compared to the nine month period ended September 30, 1996. Net income did not rise proportionately to the increase in operating income as the Company currently provides for taxes at a higher effective rate of approximately

                                    VDI MEDIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


40%. In the prior comparable period the Company was taxed as an S Corporation and provided for income taxes at an effective rate of 1.5%.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Revenues increased by $4.4 million or 63.6% to $11.2 million for the three month period ended September 30, 1997 compared to $6.9 million for the three month period ended September 30, 1996. This increase in revenue was due to increased volume resulting from (i) new clients and the availability of new services and capacity resulting from the acquisition of Woodholly Productions and Multi-Media Services and (ii) substantially increased marketing of the Company's national distribution capabilities through the Broadcast One/Multi-Media Services division.

     GROSS PROFIT. Gross profit increased $1.3 million or 43.8% to $4.2 million for the three month period ended September 30, 1997 compared to $2.9 million for the three month period ended September 30, 1996. As a percentage of revenues, gross profit decreased from 42.0% to 36.9%. The decrease in gross profit as a percentage of revenues was attributable to an increase in direct labor costs, depreciation charges and outsourcing costs resulting from the acquisition of Multi-Media Services. These amounts were partially offset by lower shipping expenses for the services provided by Woodholly Productions which are generally distributed to fewer locations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $1.0 million or 70.2% to $2.5 million for the three month period ended September 30, 1997 compared to $1.5 million for the three month period ended September 30, 1996. As a percentage of revenues, selling, general and administrative expense increased to 22.4% for the three month period ended September 30, 1997 compared to 21.5% for the three month period ended September 30, 1996. This increase in selling, general and administrative expense as a percentage of revenues was primarily due to the increased headcount resulting from the acquisition of Multi-Media Services and an increase in depreciation and amortization charges resulting from the acquisition of Woodholly Productions and Multi-Media Services, and was offset by the spreading of fixed overhead expenses over a higher revenue base in the three month period ended September 30, 1997 than to the comparable period in 1996.

     OPERATING INCOME. Operating income increased $0.2 million or 16.1% to $1.6 million for the three month period ended September 30, 1997 compared to $1.4 million for the three month period ended September 30, 1996.

     INCOME TAXES. Prior to the Offering, the Company operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Offering, the Company's S Corporation status terminated. Accordingly, the Company will, in future periods, provide for all income taxes at higher statutory rates. These factors are estimated to result in an effective tax rate for periods subsequent to the Offering of approximately 40%.

     NET INCOME. Net income for the three month period ended September 30, 1997 decreased $0.4 million or -27.2% to $1.0 million compared to $1.3 million for the three month period ended September 30, 1996. Such decrease is not proportionate to the increase in operating income as the Company currently provides for taxes at a higher effective rate of approximately 40%. In the prior comparable period the Company was taxed as an S Corporation and provided for income taxes at an effective rate of 1.5%.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1996.

     Since its inception, the Company has financed its operations through internally generated cash flow, borrowings under lending agreements with financial institutions and, to a lesser degree, borrowings from related parties. In the first quarter of 1997, the Company completed the Offering of 3,120,000 shares of Common Stock, 200,000 of which were sold on behalf of a selling shareholder. The net proceeds of the Offering to the Company

                                    VDI MEDIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


were approximately $18.0 million.

     At September 30, 1997, the Company's cash and cash equivalents aggregated $3.6 million. The Company's operating activities provided cash of $4.7 million for the nine months ended September 30, 1997 and $3.3 million for the nine months ended September 30, 1996.

     The Company's investing activities used cash of $12.5 million for the nine months ended September 30, 1997 including $4.7 million for the acquisition of Woodholly Productions and $6.8 million for the acquisition of Multi-Media Services. The Company also spent approximately $1.0 million for the addition and replacement of capital equipment necessary to accommodate increased customer demands for the Company's services, and for investments in management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional videotape duplication equipment in order to increase capacity or replace existing equipment. The Company expects to spend approximately $1.0 million on capital expenditures during the fourth quarter of 1997 to acquire additional equipment and management information systems.

     The Company's financing activities provided cash of $10.8 million in the nine months ended September 30, 1997. Cash flows from financing activities during such nine month period include the effect of the Offering which raised net proceeds of approximately $18.0 million. Using the proceeds of the Offering, the Company repaid $1.8 million outstanding under its term loan with a bank. In addition the Company paid the first two installments of the final S Corporation distribution to its shareholders. Such distribution represents previously taxed and undistributed earnings of the Company while an S Corporation. The final installment, which is currently estimated to be approximately $0.3 million, is expected to be paid on or before November 30, 1997 to the Company's pre-offering Shareholders.

     In January 1997 the Company acquired substantially all of the assets and assumed certain liabilities of Woodholly Productions (the "Woodholly Acquisition"). The purchase price consisted of an initial payment of $4.0 million, net of adjustments, plus an undetermined contingent purchase price. The contingent purchase price is to be earned and paid based on the total operating income (as defined) resulting from the financial results of
Woodholly Productions as a separate division of the Company.   The contingent
purchase price, in total, is limited to $5.0 million. To date, the Company has made earn-out payments totaling $0.6 million for the first three quarters of 1997. The excess of the initial consideration over the fair value of the assets acquired and liabilities assumed of approximately $1.8 million has been allocated to goodwill.

     In August 1997 the Company acquired substantially all of the outstanding capital stock of Multi-Media Services (the "Multi-Media Acquisition"). The purchase price consisted of an initial payment of $6.8 million, net of adjustments, plus an undetermined contingent purchase price. The contingent purchase price is to be earned and paid based on the total operating income (as defined) resulting from the financial results of Multi-Media Services as a separate division of the Company. The contingent purchase price, in total, is limited to $2.0 million. The excess of the initial consideration over the fair value of the assets acquired and liabilities assumed of approximately $5.0 million has been allocated to goodwill.

     Goodwill arising from the Woodholly Acquisition and Multi-Media Acquisition (the "acquisitions") will be amortized over 20 years. The contingent purchase price for the acquisitions, to the extent earned, will be treated as an increase in goodwill. The acquisitions were accounted for by the Company under the purchase method of accounting.

     The Company had a $2.0 million revolving credit agreement with Union Bank which expired on June 30, 1997. Management is in the process of
negotiating a new credit facility.   Additionally, in connection with the
purchase of Multi-Media, the Company assumed responsibility for a $0.5 million revolving credit agreement with Wells Fargo Bank (the "Wells Fargo Credit Agreement") which expires on January 10, 1998. The amount currently outstanding under the Wells Fargo Credit Agreement is $0.4 million.

                                    VDI MEDIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT NO.    DESCRIPTION
          -----------    -----------

              27         Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          Current Report on Form 8-K filed on August 14, 1997 relating to the acquisition of Multi-Media Services

          Current Report on Form 8-K/A filed on October 14, 1997 relating to the acquisition of Multi-Media Services

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VDI MEDIA


DATE:  Nov. 14, 1997               BY:  /s/ DONALD R. STINE
                                        -------------------
                                         Donald R. Stine
                                     Chief Financial Officer
                                           and Treasurer
                                   (duly authorized officer and
                                   principal financial officer)