Form 10-K405
period 1997-12-31
VDI MEDIA
filed 1998-03-31
CIK 1014733

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1997,

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21917
                            ------------------------

                                   VDI MEDIA

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            95-4272619
     (State of or other jurisdiction of      (I.R.S. Employer Identification
       incorporation or organization)                     No.)

     6920 SUNSET BOULEVARD, HOLLYWOOD,                    90028
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $119,957,552 based upon the closing price of such stock on March 25, 1998. As of March 25, 1998, there were 9,761,747 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statements are incorporated by
reference in Items     through 13 of this report. The definitive proxy statement
will be filed no later than 120 days after the close of the Company's fiscal year.

Total number of pages                           Exhibit Index begins on page

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    GENERAL

    VDI Media ("VDI" or the "Company") provides broadcast quality video duplication, distribution and related value-added services including distribution of national television spot advertising, trailers and electronic press kits. The primary users of the Company's videotape duplication and distribution services are those motion picture companies and advertising agencies which generally outsource such services. The Company had an active client list of over 1,300 customers at December 31, 1997.

    The Company's services include (i) the physical and electronic delivery of broadcast quality advertising, including spots, trailers, electronic press kits and infomercials, and syndicated television programming to more than 945 television stations, cable companies and other end-users nationwide and (ii) a broad range of video services including the duplication of video in all formats, video and audio editing, element storage, standards conversion, closed captioning and transcription services, and video encoding for air play verification purposes.

    The primary method of distribution by the Company, and by others in the industry, continues to be the physical delivery of videotape to end-users. In 1994, to enhance its competitive position, the Company created Broadcast One-Registered Trademark-, a national distribution network which employs fiber optic, ISDN and satellite technologies in combination with physical distribution methods to deliver broadcast quality material throughout the United States. The Company's use of electronic technologies provides rapid and reliable electronic transmission of video spots and other content with a high level of quality, accountability and flexibility to both advertisers and broadcasters. Through the Company's distribution hubs in Tulsa and Chicago, Broadcast One has enabled the Company to expand its presence in the national advertising market, allowing for greater diversification of its customer base. The Company currently derives a small percentage of its revenue from electronic distributions and anticipates that this percentage will increase as such technologies become more widely accepted.

    The Company intends to add new methods of distribution as technologies become both standardized and cost-effective. The Company currently operates facilities in five locations in Los Angeles, two locations in San Francisco and one location in Chicago, Tulsa and New York, which the Company believes together distribute an average of approximately 5,300 videotapes a day. By capitalizing on Broadcast One's ability through electronic technologies to link instantaneously all of the Company's facilities and by leveraging the proximity of the Tulsa and Chicago hubs to the center of the country, the Company is able to utilize the optimal delivery method to extend its deadline for same or next-day delivery of time-sensitive material. As the Company continues to develop and acquire facilities in new markets, the Broadcast One network enables it to maximize the usage of its network-wide duplication capacity by instantaneously transmitting video content to facilities with available capacity. The Company's Broadcast One network and facilities are designed to serve cost-effectively the time-sensitive distribution needs of its clients. Management believes that the Company's success is based on its strong customer relationships which are maintained through the reliability, quality and cost-effectiveness of its services, and its extended deadline for processing customer orders.

    The Company derives revenues primarily from major and independent motion picture and television studios, cable television program suppliers, advertising agencies and, on a more limited basis, national television networks, local television stations, television program syndicators, corporations and educational institutions. The Company receives orders with specific routing and timing instructions provided by the customer. These orders are then entered into the Company's computer system and scheduled for electronic or physical delivery. When a video spot is received, the Company's quality control personnel inspect the video to ensure that it meets customer specifications and then initiate the sequence to distribute the video to the designated television stations either electronically, over fiber optic lines and/or satellite, or via the most suitable package carrier.

    In the first quarter of 1997, the Company completed its initial public offering of 3.1 million shares of Common Stock at a price to the public of $7.00 per share (the "Initial Public Offering"). The net proceeds of the Initial Public Offering were used to repay indebtedness, pay an S Corporation distribution and provide funds to acquire businesses complementary to the Company's operations. For a discussion of the Offering see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

    The Company was incorporated in California in 1990. The Company's executive offices are located at 6920 Sunset Boulevard, Hollywood, California 90028, and its telephone number is (213) 957-5500. Broadcast One-Registered Trademark- is a registered trademark of the Company.

DISTRIBUTION NETWORK

    VDI operates a full service distribution network providing its customers with reliable, time-sensitive and high quality distribution services. The Company's historical customer base consists of motion picture and television studios and post-production facilities located primarily in the Los Angeles area. In 1994, the Company created the Broadcast One network to enhance its national distribution capabilities. In 1997, the Company acquired Woodholly Productions ("Woodholly"), Multi-Media Services, Inc. ("Multi-Media"), Video It, Inc. ("Video It") and Fast Forward, Inc. ("Fast Forward"), providing it with facilities in New York, Chicago, San Francisco and additional facilities in Los Angeles and further diversifying its customer base.

    Commercials, trailers, electronic press kits and related distribution instructions are typically collected at one of the Company's regional facilities and are processed locally or transmitted over Broadcast One's network directly to another regional facility for processing. Orders are routinely received into the evening hours for delivery the next morning. The Company has the ability to process customer orders from receipt to transmission in less than one hour. Customer orders that require immediate, multiple deliveries in remote markets are often delivered electronically to and serviced by third parties with duplication and delivery services in such markets. The Company's network operates 24 hours a day, allowing it to transmit finished projects to end-users upon completion.

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

    The Tulsa and Chicago facilities, which are the main hubs of the Company's distribution capabilities, are strategically located to provide an extended deadline for air courier shipments. Currently, the Tulsa and Chicago facilities deliver a majority of VDI's overnight deliveries. A significant portion of the operating expenses of the Tulsa and Chicago facilities are fixed and these facilities contain ample space in which to expand operations, providing the opportunity for improved operating margins as the Company's business continues to grow. By utilizing the Tulsa and Chicago facilities' excess capacity, the Company believes it can further increase its duplication and distribution capacity without significant additional capital expenditures.

    For electronic distribution, the master is digitized and delivered by fiber optic, ISDN or satellite transmission to television stations equipped to receive such transmissions. The Company currently derives a small percentage of its revenues from electronic deliveries and anticipates that this percentage will increase as such technologies become more widely accepted.

    Traffic instructions that detail air play information accompany all deliveries. For fiber optic and satellite deliveries, the traffic instructions are telecopied to network stations and arrive with or prior to the video content. For physical deliveries, a printed copy of the traffic instructions is included with the tape duplications. The Company's customer service staff contacts television stations each morning to verify receipt of the prior night's distribution, allowing timely retransmission of any unconfirmed deliveries. Tape deliveries are verified electronically through an on-line interface with air courier services.

VALUE-ADDED SERVICES

    VDI maintains video and audio post-production and editing facilities as components of its full service, value-added approach to its customers. Production services are performed in all of the Company's facilities. The following summarizes the value-added post-production services that the Company provides to its customers:

    STANDARDS CONVERSION. Throughout the world there are several different broadcasting "standards" in use. To permit a program recorded in one standard to be broadcast in another, it is necessary for the recorded program to be converted to the applicable standard. This process involves changing the number of video lines per frame, the number of frames per second, and the color system. Two of VDI's Hollywood locations have facilities for the conversion of video between all international formats, including NTSC, PAL and SECAM.

    VIDEO EDITING. VDI provides digital editing services in Hollywood, West Los Angeles and Tulsa. The editing suites are equipped with (i) state-of-the-art digital editing equipment that provides precise and repeatable electronic transfer of video and/or audio information from one or more sources to a new master video and (ii) large production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

    ENCODING. VDI provides encoding services, known as "veil encoding," in which a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from standard television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted air time. The Company provides veil encoding services for a number of its motion picture studio clients to enable them to customize their promotional material. The Company also provides "ice encoding" services which enable it to place codes within the audio portion of a video thereby enhancing the overall quality of the encoded video.

    ANCILLARY AUDIO SERVICES. VDI provides video audio editing and rerecording services for motion pictures and television programming in addition to commercial and other non-broadcast purposes. VDI provides such services through non-linear audio editing systems which allow sound to be generated, processed, modified, digitized and manipulated to the artistic requirements of the client. Other audio services available through VDI include voice overs, live sound effects, digital audio recording with pulse code modulation equipment and an "automated dialog replacement" system which enables the Company to reproduce and recreate synchronized dialog.

    ELEMENT STORAGE. The Company provides its clients with storage space for their master tapes and is well positioned to receive follow-on orders for duplication and distribution requests with respect to those tapes. The Company believes that it currently stores more than 500,000 masters and that as a result of growth in its Broadcast One network, it will have the opportunity to increase revenues from this service.

NEW MARKETS

    The Company believes that the development of the Broadcast One network and its array of value-added services will provide the Company with the opportunity to enter or significantly increase its presence in several new or expanding markets.

    INTERNATIONAL. The Company currently provides video duplication services for suppliers to international markets. Through the Woodholly Acquisition, the Company acquired and subsequently has leveraged this capability by offering access to international markets to its entire customer base. Further, the Company believes that electronic distribution methods will facilitate its expansion into the international distribution arena as such technologies become standardized and cost-effective. In addition, the Company believes that the growth in the distribution of domestic content into international markets will create increased demand for value-added services currently provided by the Company such as standards conversion and audio and digital mastering.

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

RECENT ACQUISITIONS

    The Company from time to time considers the acquisition of content delivery or other businesses complementary to its current operations. As part of its acquisition strategy, during 1997 the Company acquired four businesses:
Woodholly, Multi-Media, Video It and Fast Forward. Woodholly, which the Company acquired in January 1997, principally provides audio and video editing services to distributors of syndicated television programming for the international market and, to a lesser extent, also provides video duplication and distribution and video content storage. The acquisition of Woodholly, with facilities in Hollywood, added customer relationships and enabled the Company to offer a more complete range of services to its customers and to capture a larger portion of its customers' business. The purchase price consisted of an initial cash payment of $4.0 million, net assumed liabilities of $1.0 million and up to $4.0 million in contingent earn-out payments.

    The Company acquired Multi-Media in August 1997. Multi-Media principally provides video duplication and distribution and video content storage to major advertising agencies and, to a lesser extent, provides ancillary services to its customers. Through the acquisition of Multi-Media, the Company acquired facilities in Los Angeles, Chicago, New York and San Francisco, thereby reducing the amount of subcontracted distribution and production work in such markets. The acquisition also significantly increased the Company's advertising agency client base. The purchase price for Multi-Media consisted of $6.8 million in cash, $0.2 million of assumed net liabilities and up to $2.0 million in contingent earn-out payments.

    In October 1997, the Company acquired substantially all of the assets of Video It, a provider of low-end audio and video editing as well as duplication and distribution services primarily for infomercials. The Company intends to consolidate these assets with those of its West Los Angeles facility. The purchase price consisted of the assumption of $0.7 million of equipment lease obligations and a contingent earn-out of up to $0.6 million.

    In November 1997, the Company acquired Fast Forward, a provider of video duplication and distribution services primarily to advertising agencies and post-production companies. Through the acquisition of Fast Forward, VDI has become a leading provider of such services in San Francisco. The purchase price for the acquisition of Fast Forward consisted of $1.4 million in cash, $0.3 million of Common Stock (valued at $11.00 per share) and up to $0.6 million in contingent earn-out payments.

SALES AND MARKETING

    Historically, the Company has marketed its services almost exclusively through industry contacts and referrals and has engaged in very limited formal advertising. While VDI intends to continue to rely primarily on its reputation and business contacts within the industry for the marketing of its services, the Company has expanded its direct sales force to communicate the capabilities and competitive advantages of the Company's distribution network to potential new customers. In addition, the Company's sales force solicits corporate advertisers who may be in a position to influence agencies in directing deliveries through the Company. The Company currently has sales representatives located in Los Angeles. The Company's marketing programs are directed toward communicating its unique capabilities and establishing itself as the predominant value-added distribution network for the motion picture and advertising industries.

CUSTOMERS

    Since its inception in 1990, VDI has added customers and increased its sales through acquisitions and a combination of reliability, timeliness, quality and price. The integration of the Company's regional facilities through Broadcast One has given its customers a time advantage in the ability to deliver broadcast quality material. The Company markets its services to major and independent motion picture and television production companies, advertising agencies, television program suppliers and, on a more limited basis, national television networks, local television stations, television program syndicators, corporations and educational institutions. The Company's motion picture clients include the Columbia/Tri Star Motion Picture Companies, Twentieth Century Fox, Universal Studios, Inc., The Walt Disney Motion Picture Group, Warner Bros., Paramount Pictures Corporation and Metro-Goldwyn-Mayer Film Group. The Company's advertising agency customers include TBWA/Chiat Day, Young & Rubicam and Saatchi & Saatchi.

    The Company solicits the motion picture and television industries, other advertisers and their agencies to generate duplication and distribution revenues. In the year ended December 31, 1997, the seven major motion picture studios accounted for approximately 29.5% of the Company's revenues in such period. Viacom Inc. (which includes Paramount Pictures Corporation and Worldvision Enterprises) accounted for approximately 11.9% of the Company's revenues for the year ended December 31, 1997.

    The Company generally does not have long-term or exclusive agreements with its clients. Because clients generally do not make arrangements with the Company until shortly before its facilities and services are required, the Company usually does not have any significant backlog of service orders. The Company's services are generally offered on an hourly or per unit basis based on volume.

CUSTOMER SERVICE

    VDI believes it has built its strong reputation in the market with a commitment to customer service. VDI receives customer orders via courier services, telephone, telecopier and the Internet. The customer service staff develops strong relationships with clients within the studios and advertising agencies and are trained to emphasize the Company's ability to confirm delivery, meet difficult delivery time frames and provide reliable and cost-effective service. Several studios are customers because of the Company's ability to meet often-changing or rush delivery schedules.

    The Company has a customer service staff of 22 people, at least one member of which is available 24 hours a day. This staff serves as a single point of problem resolution and supports not only the Company's customers, but also the television stations and cable systems to which the Company delivers.

COMPETITION

    The video duplication and distribution industry is a highly competitive service-oriented business. Certain competitors (both independent companies and divisions of large companies) provide all or most of the services provided by the Company, while others specialize in one or several of these services. Substantially all of the Company's competitors have a presence in the Los Angeles area, currently the largest market for the Company's services. Due to the current and anticipated future demand for video duplication and distribution services in the Los Angeles area, the Company believes that both existing and new competitors may expand or establish video post-production service facilities in this area.

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

    The principal competitive factors affecting this market are reliability, timeliness, quality and price. The Company competes with a variety of duplication and distribution firms, some of which have a national presence, certain post-production companies and, to a lesser extent, the in-house duplication and distribution operations of major motion picture studios and ad agencies that have traditionally distributed taped advertising spots via physical delivery. Some of these competitors have long-standing ties to clients that will be difficult for the Company to change. Several companies have systems for delivering video content electronically. Moreover, some of these distribution and duplication firms, such as Cycle-Sat, Inc. (a subsidiary of the Williams Companies) and Digital Generation Systems, Inc., and post-production companies may have greater financial, distribution and marketing resources, and have achieved a higher level of brand recognition, than the Company. As a result, there is no assurance that the Company will be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality and price or otherwise.

EMPLOYEES

    The Company had 322 full-time employees as of December 31, 1997. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

    The Company currently leases all 10 of its facilities, each of which has production capabilities and all but one of which have sales activities. The lease terms expire at various dates from March 1998 to December 2001. The following table sets forth the location and square footage of the Company's properties as of December 31, 1997:

                                                                                        SQUARE
  LOCATION                                                                              FOOTAGE
-------------------------------------------------------------------------------------  ---------
Hollywood, CA........................................................................     30,000
Hollywood, CA........................................................................     13,400
Hollywood, CA........................................................................     13,000
Hollywood, CA........................................................................      3,000
Hollywood, CA........................................................................     15,000
North Hollywood, CA..................................................................     27,000
West Los Angeles, CA.................................................................      6,300
San Francisco, CA....................................................................      3,300
San Francisco, CA....................................................................      9,500
Tulsa, OK............................................................................     20,000
Chicago, IL..........................................................................      5,500
New York, NY.........................................................................      4,500

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

                                                                                                     COMMON STOCK
                                                                                                 --------------------
                                                                                                    LOW       HIGH
                                                                                                 ---------  ---------
YEAR ENDED DECEMBER 31, 1997
  First Quarter (from February 19, 1997).......................................................  $    6.50  $    7.50
  Second Quarter...............................................................................  $    6.00  $   12.00
  Third Quarter................................................................................  $   11.25  $   15.38
  Fourth Quarter...............................................................................  $    8.13  $   14.00

YEAR ENDING DECEMBER 31, 1998
  First Quarter (through March 25, 1998).......................................................  $    9.38  $   16.50

    On March 25 , 1998, the closing sale price of the Common Stock as reported on the NNM was $16.00 per share. As of March 25, 1998, there were 14 holders of record of the Common Stock.

DIVIDENDS

    Other than distributions by the Company to shareholders of record prior to the Initial Public Offering of previously taxed and undistributed earnings (the "S Corp distributions"), the Company did not pay dividends on its Common Stock during the years ended December 31, 1995, 1996 or 1997 and currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following data, insofar as it relates to each of the years 1993 to 1997, has been derived from annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1993      1994(1)     1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Revenues.................................................  $  17,044  $  14,468  $  18,538  $  24,780  $  40,772
  Cost of goods sold.......................................     10,595     10,042     11,256     14,933     24,898
                                                             ---------  ---------  ---------  ---------  ---------
  Gross profit.............................................      6,449      4,426      7,282      9,847     15,874
  Selling, general and administrative expense..............      4,290      3,545      5,181      5,720      9,253
  Costs related to establishing a new facility.............         --        981         --         --         --
  Dispute settlement.......................................         --        458         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
  Operating income (loss)..................................  $   2,159       (558)     2,101      4,127      6,621
  Interest expense, net....................................        241        271        333        223         68
  Provision for income tax(2)..............................         29         --         26         68      2,572
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss)........................................  $   1,889  $    (829) $   1,742  $   3,836  $   3,981
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Earnings per Share(3):
    Basic..................................................  $    0.28  $   (0.12) $    0.26  $    0.58  $    0.44
    Diluted................................................  $    0.28  $   (0.12) $    0.26  $    0.58  $    0.43

  Weighted Average Common Shares Outstanding(3):
    Basic..................................................      6,660      6,660      6,660      6,660      9,123
    Diluted................................................      6,660      6,660      6,660      6,660      9,208
OTHER DATA
  EBITDA(4)................................................  $   3,152  $   2,209  $   3,680  $   5,781  $  10,343
  Cash flows provided by operating activities..............      2,003      1,121      2,553      6,306      6,317
  Cash flows (used in) provided by financing activities....       (635)       977     (1,061)    (4,966)     9,945
  Capital expenditures.....................................      1,379      2,071      1,137      1,191      1,686
SELECTED BALANCE SHEET DATA
  Cash and cash equivalents................................  $      33  $      60  $     415  $     564  $   2,921
  Working capital (deficit)................................        392     (1,329)     1,079      1,925      5,354
  Property and equipment, net..............................      3,670      4,402      3,992      3,520      7,808
  Total assets.............................................      7,253      8,189      9,340     11,178     32,907
  Borrowings under revolving credit agreements.............        525      1,644        100         --      1,086
  Long-term debt, net of current portion...................      1,388      1,457      2,150      1,177      1,279
  Shareholders' equity.....................................      2,803      1,706      3,019      5,241     21,532

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

(2) Prior to the Initial Public Offering, the Company was exempt from payment of federal income taxes and had paid certain state income taxes at a reduced rate as a result of its S Corporation election.

    Prior to the closing of the Initial Public Offering the Company's shareholders elected to terminate the Company's S Corporation status. As a result of terminating the Company's S Corporation status, the Company was required to record a one-time, non-cash charge against historical earnings for additional deferred taxes based upon the increase in the effective tax rate from the Company's S Corporation status (1.5%) to C Corporation status (40%). This charge of $184,000 occurred in the quarter ending March 31, 1997.

(3) Earnings per Share is calculated after giving effect to the 333-for-1 common stock split in May 1996 and restatement for the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  OVERVIEW

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN OF THE MARKETS DISCUSSED IN THIS ANNUAL REPORT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN, INCLUDING BUT NOT LIMITED TO COMPETITION, CUSTOMER AND INDUSTRY CONCENTRATION, DEPENDING ON TECHNOLOGICAL DEVELOPMENTS, RISKS RELATED TO EXPANSION, DEPENDENCE ON KEY PERSONNEL, FLUCTUATING RESULTS AND SEASONALITY AND CONTROL BY MANAGEMENT. SEE THE RELEVANT DISCUSSIONS IN THE COMPANY'S DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 AS DECLARED EFFECTIVE ON FEBRUARY 14, 1997, FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

    The Company generates revenues principally from duplication, distribution and ancillary services. Duplication services are comprised of the physical duplication of video materials from a source video or audiotape "master" to a target tape "clone." Distribution services include the physical or electronic distribution of video and audio materials to a customer-designated location utilizing one or more of the Company's delivery methods. Distribution services typically consist of deliveries of national television spot commercials and electronic press kits and associated trafficking instructions to designated stations and supplemental deliveries to non-broadcast destinations. Ancillary services include video and audio editing, element storage, closed captioning, transcription services, standards conversion and video encoding for air play verification.

RESULTS OF OPERATIONS

    The following table sets forth the amount, and percentage relationship to revenues, of certain items included within the Company's Statement of Operations for the years ended December 31, 1995, 1996 and 1997.

                                                                         YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                           1995                    1996                    1997
                                                  ----------------------  ----------------------  ----------------------
                                                               PERCENT                 PERCENT                 PERCENT
                                                                 OF                      OF                      OF
                                                   AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Revenues........................................  $  18,538       100.0%  $  24,780       100.0%  $  40,772       100.0%
Costs of good sold..............................     11,256        60.7      14,933        60.3      24,898        61.1
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Gross profit....................................      7,282        39.3       9,847        39.7      15,874        38.9
Selling, general and administrative expense.....      5,181        27.9       5,720        23.1       9,253        22.7
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Operating income (loss).........................      2,101        11.3       4,127        16.7       6,621        16.2
Interest expense, net...........................        333         1.8         223         0.9          68          .2
Provision for income taxes......................         26         0.1          68         0.3       2,572         6.3
                                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                  $   1,742         9.4%  $   3,836        15.5%  $   3,981         9.8%
                                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                  ---------  -----------  ---------  -----------  ---------  -----------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    REVENUES. Revenues increased by $16.0 million or 64.5% to $40.8 million for the year ended December 31, 1997 compared to $24.8 million for the year ended December 31, 1996. This increase in revenue was due to increased volume resulting from (i) the availability of new services and capacity resulting from the acquisitions of Woodholly, Multi-Media, Video It and Fast Forward and (ii) substantially increased marketing of the Company's national distribution capabilities.

    GROSS PROFIT. Gross profit increased $6.1 million or 61.2% to $15.9 million for the year ended December 31, 1997 compared to $9.8 million for the year ended December 31, 1996. As a percentage of revenues, gross profit decreased from 39.7% to 38.9%. The decrease in gross profit as a percentage of revenues was attributable to an increase in direct labor costs and depreciation charges resulting from the acquisition of Woodholly, Multi-Media, Video It and Fast Forward. These amounts were partially offset by lower shipping expenses for the services provided by Woodholly, which are generally distributed to fewer locations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $3.6 million or 61.8% to $9.3 million for the year ended December 31, 1997 compared to $5.7 million for the year ended December 31, 1996. As a percentage of revenues, selling, general and administrative expense decreased to 22.7% for the year ended December 31, 1997 compared to 23.1% for the year ended December 31, 1996. This decrease was primarily due to the spreading of the fixed portion of overhead expenses over a higher revenue base in the year ended December 31, 1997.

    OPERATING INCOME. Operating income increased $2.5 million or 60.4% to $6.6 million for the year ended December 31, 1997 compared to $4.1 million for the year ended December 31, 1996. As a percentage of revenues, operating income decreased from 16.7% to 16.2%.

    INCOME TAXES. Prior to the Initial Public Offering, the Company operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Initial Public Offering, the Company's S Corporation status terminated. Accordingly, the Company has provided, and will continue to provide, for all income taxes at higher statutory rates. In addition, for the year ended December 31, 1997, the Company recorded a one-time non-cash charge of $0.2 million for additional deferred taxes based upon an increase in the effective tax rate for the conversion of the Company's S Corporation status to C Corporation status applied to the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities.

    NET INCOME. Net income for the year ended December 31, 1997 increased $0.2 million or 3.8% to $4.0 million compared to $3.8 million for the year ended December 31, 1996. Net income did not rise proportionately to the increase in operating income as the Company currently provides for taxes at a higher effective rate of approximately 40%. In the prior comparable period the Company was taxed as an S Corporation and provided for income taxes at an effective rate of 1.5%

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    REVENUES. Revenues increased by $6.3 million or 33.7% to $24.8 million for the year ended December 31, 1996 compared to $18.5 million for the year ended December 31, 1995 due to the increased use of the Company's services by existing customers and the addition of new customers. This increase was due to substantially increased marketing of the Company's national distribution network through the Tulsa facility. In addition, the year ended December 31, 1996 includes incremental revenues derived from the Company's West Los Angeles duplication and distribution facility which opened in late fiscal 1995.

    GROSS PROFIT. Gross profit increased $2.5 million or 35.2% to $9.8 million for the year ended December 31, 1996 compared to $7.3 million for the year ended December 31, 1995. As a percentage of revenues, gross profit increased from 39.3% to 39.7%. The increase in gross profit as a percentage of revenues was attributable to a decrease in the cost of direct materials and by a decrease in fixed costs, which are allocated to cost of goods, as a percentage of sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.5 million or 10.4% to $5.7 million for the year ended December 31, 1996 compared to $5.2 million for the year ended December 31, 1995. As a percentage of revenues, selling, general and administrative expense decreased to 23.1% for the year ended December 31, 1996 compared to 27.9% for the year ended December 31, 1995. This decrease in selling, general and administrative expense as a percentage of revenues was primarily due to the spreading of fixed overhead expenses, in particular the fixed portion of administrative wages, over a higher revenue base in the year ended December 31, 1996 than in the comparable period in 1995.

    OPERATING INCOME. Operating income increased $2.0 million or 96.4% to $4.1 million for the year ended December 31, 1996 compared to $2.1 million for the year ended December 31, 1995. As a percentage of revenues operating income increased from 11.3% to 16.7%.

    NET INCOME. Net income for the year ended December 31, 1996 increased $2.1 million or 120.2% to $3.8 million compared to $1.7 million for the year ended December 31, 1995. Such increase is primarily attributable to the previously described factors.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations through internally generated cash flow, borrowings under lending agreements with financial institutions and, to a lesser degree, borrowings from related parties. In the first quarter of 1997, the Company completed its Initial Public Offering. The net proceeds of the Initial Public Offering to the Company were approximately $17.9 million after deducting the underwriters' discounts and commissions and offering expenses.

    At December 31, 1997, the Company's cash and cash equivalents aggregated $2.9 million and net working capital was $5.4 million. The Company's operating activities provided cash of $2.6 million in 1995, $6.3 million in 1996 and $6.3 million for the year ended December 31, 1997.

    The Company's investing activities used cash of $1.1 million in 1995, $1.2 million in 1996 and $13.9 million for the year ended December 31, 1997. Investing activities during 1997 included the expenditure of $4.9 million for the Woodholly Acquisition, $5.4 million for the Multi-Media Acquisition, $0.1 million for the Video It Acquisition, $1.8 million for the Fast Forward Acquisition and $1.7 million for the addition and replacement of capital equipment necessary to accommodate increased customer demands for the Company's services, as well as investments in management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional video duplication equipment in order to increase capacity or replace existing equipment. The Company expects to spend approximately $2.4 million during 1998 on capital expenditures for the addition and replacement of equipment and for management information system upgrades.

    The Company's financing activities used cash of $1.1 million in 1995 and $5.0 million in 1996, and provided cash of $9.9 million in the year ended December 31, 1997. Cash flows from financing activities during the year ended December 31, 1997 include the effect of the Initial Public Offering, which raised net proceeds of approximately $17.9 million. Using the proceeds of the Initial Public Offering, the Company repaid $1.9 million outstanding under its term loan with a bank. In addition, the Company paid the first two installments of the final S Corporation distribution to its prior shareholders (approximately $5.6 million). This distribution represented previously taxed and undistributed earnings of the Company while an S Corporation. The final installment of $0.3 million is expected to be paid upon completion of VDI Media's 1997 tax returns.

    The Company acquired Woodholly in January 1997. The purchase price consisted of an initial cash payment of $4.0 million, net assumed liabilities of $1.0 million and up to $4.0 million in contingent earn-out payments. The earn-out is to be earned and paid based on the total operating income (as defined) of Woodholly as a separate division of the Company. The earn-out payments are due in each quarter through December 31, 2001. If Woodholly fails to achieve the targeted results in any particular quarter, the related earn-out payment will be deferred for up to two years until the results are achieved. Woodholly met its performance targets each quarter of 1997 and the Company made contingent purchase price payments aggregating $0.7 million for such period. No earn-out payments will be payable after December 31, 2003.

    The Company acquired Multi-Media in August 1997. The purchase price for Multi-Media consisted of $6.8 million in cash (including the immediate repayment of $1.5 million of indebtedness), $0.2 million of assumed net liabilities and up to $2.0 million in contingent earn-out payments. The earn-out is to be earned and paid based on the total operating income (as defined) of Multi-Media as a separate subsidiary of the Company. The contingent purchase price, in total, is limited to $2.0 million. Earn-out payments made with respect to the quarters in the period between March 31, 1998 and December 31, 2002 must be accompanied by interest at the rate of 6.0% per annum from the closing date. If Multi-Media fails to achieve the targeted results in any particular quarter, the related earn-out payment will be deferred for up to two years until the results are achieved. No earn-out payments will be payable after December 31, 2004.

    Goodwill arising from the Woodholly Acquisition, the Multi-Media Acquisition and the acquisitions of Video It and Fast Forward will be amortized over 20 years. The contingent purchase price for such acquisitions, to the extent earned, will be treated as an increase in goodwill. These acquisitions were accounted for by the Company under the purchase method of accounting.

    The Company has a $10 million revolving credit agreement with Union Bank which expires on June 30, 1998. There was $0.7 million outstanding under the Union Bank Credit Agreement at December 31, 1997. The Company also had a $0.6 million revolving credit agreement with Wells Fargo Bank at December 31, 1997 which had an outstanding balance of $0.4 million. This balance was paid in full upon the agreement's expiration on January 10, 1998.

    Management believes that cash generated from its revolving credit agreement and its ongoing operations and existing working capital will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months. The Company believes that its current banking relationship will be enhanced through the potential availability of a larger working capital line of credit. Managment is currently negotiating with its bank to increase the amounts available under, and the term of, its credit facility.

    The Company reviews the acquisition of businesses complementary to its current operations on an ongoing basis and, depending on the number, size and timing of such transactions, may be required to secure additional financing.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has instituted a program in order to become year 2000 compliant. The ultimate cost of this program has not been and is not expected to be material to the Company's consolidated financial position or results of operations. Although management believes the Company has an adequate program in place in order to become year 2000 compliant, there can be no assurance that the program ultimately will be successful.

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which will become effective in fiscal 1998. The Company does not expect the adoption of FAS 130 to have a material impact on its financial condition or results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("FAS 131") which will become effective in fiscal 1998. FAS 131 established standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its consolidated financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Item 8 are set forth in the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement of the registrant to be filed with the Commission not later than April 29, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1997) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange of 1934 (as amended) or in an amendment to this Annual Report of Form 10-K under Form 10K/A.

ITEM 11.  EXECUTIVE COMPENSATION

    The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1997) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1997) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange of 1934 (as amended) or in amendment to this Annual Report on Form 10-K under Form 10K/A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1997) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

                                   VDI MEDIA
                         INDEX TO FINANCIAL STATEMENTS

VDI MEDIA
-----------------------------------------------------------------------------------------------------------

Report of Independent Accountants..........................................................................         F-2

Balance Sheet at December 31, 1996 and 1997................................................................         F-3

Statement of Operations for each of the three years in the period ended December 31, 1997..................         F-4

Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1997........         F-5

Statement of Cash Flows for each of the three years in the period ended December 31, 1997..................         F-6

Notes to Financial Statements..............................................................................         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of VDI Media

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of VDI Media and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Costa Mesa, California

February 17, 1998

                                   VDI MEDIA

                           CONSOLIDATED BALANCE SHEET

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents........................................................  $     564,000  $   2,921,000
  Accounts receivable, net of allowances for doubtful accounts of
    $460,000 and $607,000, respectively............................................      4,537,000     11,532,000
  Amount receivable from officer (Note 9)..........................................      1,214,000       --
  Amounts receivable from employees................................................        224,000          4,000
  Inventories......................................................................        144,000        285,000
  Prepaid expenses and other current assets........................................          2,000        378,000
  Deferred income tax..............................................................       --              330,000
                                                                                     -------------  -------------
      Total current assets.........................................................      6,685,000     15,450,000
  Property and equipment, net (note 4).............................................      3,520,000      7,808,000
  Deferred offering costs..........................................................        876,000       --
  Deferred income taxes............................................................       --              119,000
  Other assets, net................................................................         97,000        124,000
  Goodwill and other intangibles, net..............................................       --            9,406,000
                                                                                     -------------  -------------
                                                                                     $  11,178,000  $  32,907,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................      2,394,000      3,964,000
  Accrued expenses.................................................................      1,337,000      3,147,000
  Accrued distribution to shareholders.............................................        269,000       --
  Income taxes payable.............................................................       --              791,000
  Borrowings under revolving credit agreement (Note 5).............................       --            1,086,000
  Current portion of notes payable (Note 6)........................................        728,000        350,000
  Current portion of capital lease obligations (Note 6)............................         32,000        758,000
                                                                                     -------------  -------------
      Total current liabilities....................................................      4,760,000     10,096,000
                                                                                     -------------  -------------
  Notes payable, less current portion (Note 6).....................................      1,102,000        552,000
                                                                                     -------------  -------------
Capital lease obligations, less current portion (Note 6)...........................         75,000        727,000
                                                                                     -------------  -------------
Commitments and contingencies (Note 8)
Shareholders' equity:
  Preferred stock--no par value; 5,000,000 shares authorized; none outstanding.....
  Common stock--no par value; 50,000,000 shares authorized; and 6,660,000 and
    9,580,000 shares issued and outstanding, respectively..........................      1,015,000     18,880,000
  Retained earnings................................................................      4,226,000      2,652,000
                                                                                     -------------  -------------
      Total shareholders' equity...................................................      5,241,000     21,532,000
                                                                                     -------------  -------------
                                                                                     $  11,178,000  $  32,907,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                   VDI MEDIA

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------
Revenues............................................................  $  18,538,000  $  24,780,000  $  40,772,000
Cost of goods sold..................................................     11,256,000     14,933,000     24,898,000
                                                                      -------------  -------------  -------------
Gross profit........................................................      7,282,000      9,847,000     15,874,000
                                                                      -------------  -------------  -------------
Selling, general, and administrative expense........................      5,181,000      5,720,000      9,253,000
                                                                      -------------  -------------  -------------
Operating income....................................................      2,101,000      4,127,000      6,621,000

Interest expense....................................................        375,000        291,000        294,000
Interest income.....................................................         42,000         68,000        226,000
                                                                      -------------  -------------  -------------
Income before income taxes..........................................      1,768,000      3,904,000      6,553,000

Provision for income taxes..........................................         26,000         68,000      2,572,000
                                                                      -------------  -------------  -------------
Net income..........................................................  $   1,742,000  $   3,836,000  $   3,981,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Earnings per share:
  Basic:
    Net income per share............................................  $        0.26  $        0.58  $        0.44
    Weighted average number of shares...............................      6,660,000      6,660,000      9,122,575
  Diluted:
    Net income per share............................................  $        0.26  $        0.58  $        0.43
    Weighted average number of shares including the dilutive effect of stock options (and 85,365
      for 1997).....................................................      6,660,000      6,660,000      9,207,940

  The accompanying notes are an integral part of these consolidated financial statements.

                                   VDI MEDIA

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                               COMMON STOCK                             TOTAL
                                                        ---------------------------    RETAINED     SHAREHOLDERS'
                                                           SHARES        AMOUNT        EARNINGS        EQUITY
                                                        ------------  -------------  -------------  -------------
Balance at December 31, 1994..........................     6,660,000  $   1,015,000  $     691,000  $   1,706,000
Net income............................................                                   1,742,000      1,742,000
Distributions to shareholders.........................                                    (429,000)      (429,000)
                                                        ------------  -------------  -------------  -------------
Balance at December 31, 1995..........................     6,660,000      1,015,000      2,004,000      3,019,000
Net income............................................                                   3,836,000      3,836,000
Distributions to shareholders.........................                                  (1,614,000)    (1,614,000)
                                                        ------------  -------------  -------------  -------------
Balance at December 31, 1996..........................     6,660,000      1,015,000      4,226,000      5,241,000
Net income............................................                                   3,981,000      3,981,000
Distributions to shareholders.........................                                  (5,555,000)    (5,555,000)
Common shares issued..................................     2,920,000     17,865,000       --           17,865,000
                                                        ------------  -------------  -------------  -------------
Balance at December 31, 1997..........................     9,580,000  $  18,880,000  $   2,652,000  $  21,532,000
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                   VDI MEDIA

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          1995           1996            1997
                                                                      -------------  -------------  --------------
Cash flows from operating activities:
  Net income........................................................  $   1,742,000  $   3,836,000  $    3,981,000
  Adjustments to reconcile net income to net cash provided by operating activities............................................
  Depreciation and amortization.....................................      1,579,000      1,654,000       3,722,000
  Provision for doubtful accounts...................................        181,000        110,000         (30,000)
  Gain on sale of equipment.........................................       --             --               (11,000)
  Increase in deferred income taxes.................................       --             --              (460,000)
Changes in assets and liabilities:
  Increase in accounts receivable...................................     (1,616,000)      (249,000)     (2,943,000)
  Decrease (increase) in amounts receivable from employees..........        176,000        (17,000)        220,000
  Decrease in inventories...........................................         74,000         34,000           9,000
  (Increase) decrease in prepaid expenses and other assets..........        (32,000)        59,000        (159,000)
  Increase in accounts payable......................................        474,000        158,000          46,000
  (Decrease) increase in accrued expenses...........................        (25,000)       721,000       1,151,000
  Increase in income taxes payable..................................       --                              791,000
                                                                      -------------  -------------  --------------
  Net cash provided by operating activities.........................      2,553,000      6,306,000       6,317,000
                                                                      -------------  -------------  --------------
Cash used in investing activities:
  Capital expenditures..............................................     (1,137,000)    (1,191,000)     (1,686,000)
  Proceeds from sale of assets......................................       --             --                18,000
  Acquisitions, net of cash acquired................................       --             --           (12,237,000)
                                                                      -------------  -------------  --------------
  Net cash used in investing activities.............................     (1,137,000)    (1,191,000)    (13,905,000)
Cash flows from financing activities:
  Distributions to shareholders.....................................       (429,000)    (1,614,000)     (5,555,000)
  Change in revolving credit agreement..............................     (1,544,000)      (100,000)        686,000
  Proceeds from sale of common stock................................       --             --            17,865,000
  Proceeds from notes payable.......................................      2,783,000       --              --
  Repayment of notes payable........................................     (2,021,000)      (764,000)     (4,079,000)
  Proceeds from notes payable to related parties....................        300,000       --              --
  Repayment of notes payable to related parties.....................       (135,000)      (255,000)       --
  Proceeds from capital leases......................................        149,000       --              --
  Repayment of capital lease obligations............................       (164,000)      (144,000)     (1,062,000)
  (Increase) decrease in amount receivable from officer.............       --           (1,214,000)      1,214,000
  (Increase) decrease in deferred offering costs....................       --             (875,000)        876,000
                                                                      -------------  -------------  --------------
  Net cash (used in) provided by financing activities...............     (1,061,000)    (4,966,000)      9,945,000
Net increase in cash and cash equivalents...........................        355,000        149,000       2,357,000
  Cash and cash equivalents at beginning of period..................         60,000        415,000         564,000
                                                                      -------------  -------------  --------------
Cash at end of period...............................................  $     415,000  $     564,000       2,921,000
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Supplemental disclosure of cash flows information:
  Cash paid for:
    Interest........................................................  $     375,000  $     296,000  $      276,000
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
    Income tax......................................................  $      (6,000) $      72,000  $    2,241,000
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                   VDI MEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY:

    VDI Media (the Company) provides high quality video duplication, distribution and related value-added services including distribution of national television spot advertising, trailers and electronic press kits. The Company's services consist of (i) the physical and electronic delivery of broadcast quality advertising, including spots, trailers, electronic press kits and infomercials, and syndicated television programming to television stations, cable companies and other end-users nationwide and (ii) a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services, and video encoding for air play verification purposes. The Company is headquartered in Hollywood, California and operates four additional facilities in Los Angeles, California and one facility each in Tulsa, Oklahoma; Chicago, Illinois; New York, New York and San Francisco, California.

    In February 1997, the Company completed the sale of a portion of its common shares in an initial public offering. Prior to the offering, the Company had elected S Corporation status for federal and state income tax purposes. As a result of the offering, the S corporation status terminated. Thereafter, the Company has paid federal and state income taxes as a C Corporation (see Note 8).

    In May 1996, the Company effected a 333-for-1 common stock split and increased the number of authorized shares to 50,000,000. All share amounts in the accompanying financial statements have been retroactively restated to reflect this split.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    Cash equivalents represent highly liquid short term investments with orignial maturities of less then 90 days.

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

                                   VDI MEDIA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    AMOUNTS RECEIVABLE FROM EMPLOYEES

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

    GOODWILL AND OTHER INTANGIBLES

    Goodwill is amortized on a straight-line basis over 20 years. The Company evaluates the recoverability of goodwill and reviews the amortization periods on a regular basis. Recoverability is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1997, no impairment was indicated. Other intangibles consist of covenants not to compete and are amortized on a straight-line basis over 3 - 5 years. Accumulated amortization was $288,000 at December 31, 1997. Amortization expense totaled $288,000 for the year ended December 31, 1997.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    To meet the reporting requirements of Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

                                   VDI MEDIA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    ACCOUNTING FOR STOCK-BASED COMPENSATION

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" but provides pro forma disclosures of net income and earnings per share measured using fair value method defined by FAS 123.

    EARNINGS PER SHARE

    Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) and related interpretations. FAS 128 requires dual presentation of Basic Earnings per Share (Basic EPS) and Diluted Earnings per Share (Diluted EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method. Earnings per share for all prior periods have been restated to reflect the adoption of FAS 128.

    NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130), which will become effective in fiscal 1998. The Company does not expect the adoption of FAS 130 to have a material impact on its reported consolidated financial condition or results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131), which will become effective in fiscal 1998. FAS 131 establishes standards for the way publicly held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its reported consolidated financial condition or results of operations.

NOTE 3. ACQUISITIONS

    On January 1, 1997, the Company acquired all of the assets and certain liabilities of Woodholly Productions (Woodholly). Woodholly provides full service video duplication, distribution, content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use. As consideration, the Company will pay the partners of Woodholly a maximum of $8,000,000, of which $4,000,000 was paid in January 1997. The remaining balance is subject to earn-out provisions which are predicated upon Woodholly attaining certain operating income goals, as set forth in the purchase agreement in each quarter through December 31, 2001.

    In August 1997, the Company acquired all of the outstanding capital stock of Multi-Media Services, Inc. (Multi-Media). Multi-Media principally provides video duplication, distribution, and content storage to major advertising agencies. Through the acquisition of Multi-Media, the Company acquired facilities in Los Angeles, Chicago, New York and San Francisco. The purchase price paid by the Company for Multi-Media was $6,867,000 (including the immediate repayment of $1,545,000 of indebtedness). In addition, the Company may be required to pay, as an earn-out, up to an aggregate of $2,000,000, plus interest from the closing date, in the event that Multi-Media, as a separate subsidiary of the Company,

                                   VDI MEDIA

NOTE 3. ACQUISITIONS (CONTINUED)
achieves certain financial goals. The acquisitions of Woodholly and Multi-Media were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill and will be amortized over the remaining useful life of the goodwill.

    The following table reflects unaudited pro forma combined results of operations of the Company, Woodholly and Multi-Media as if the acquisitions had occurred on January 1, 1996.

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Net sales......................................................  $  39,222,000  $  44,982,000

Net income.....................................................  $   2,486,000  $   3,680,000

Basic and diluted earnings per share...........................  $        0.37  $        0.40

    These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments, including a pro forma provision for income taxes for the Company, Woodholly and Multi-Media at 40 percent. Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisitions had been effective on January 1, 1996.

    The Company acquired substantially all of the assets and assumed certain liabilities of Video It, Inc. (Video It) on October 7, 1997. Video It provides low-end audio and video editing, as well as duplication and distribution services, primarily for infomercials. The purchase price consisted of $75,000 in cash and earn-out payments of up to $600,000. The contingent purchase price, to the extent earned, will be recorded as additional purchase price and allocated first to the assets acquired with the excess of purchase price over the fair value of assets acquired allocated to goodwill.

    On November 21, 1997, the Company acquired all of the outstanding shares of Fast Forward, Inc. (Fast Forward), a provider of video duplication and distribution services primarily to advertising agencies and post production companies. The excess of purchase price over the fair value of net assets acquired was allocated to goodwill. The purchase price consisted of $1,400,000 of cash (of which $1,150,000 was included in accrued expenses at December 31, 1997 and paid subsequent to year end), 30,770 shares of common stock which were issued subsequent to year end, and earn-out payments of up to $600,000. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill and amortized over the remaining useful life of the goodwill.

    The acquisitions of Video It and Fast Forward were accounted for using the purchase method of accounting and the results of operations of the acquired companies have been combined with those of the Company since the respective dates of acquisition. Pro forma results of operations have not been presented because the effect of these two acquisitions was not significant.

                                   VDI MEDIA

NOTE 4. PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Machinery and equipment........................................  $   8,125,000  $  13,268,000
Leasehold improvements.........................................        781,000      1,826,000
Equipment under capital lease..................................        687,000      1,934,000
Vehicles.......................................................        275,000        396,000
Computer equipment.............................................        205,000        350,000
                                                                 -------------  -------------
                                                                    10,073,000     17,774,000
Less: Accumulated depreciation and amortization................     (6,553,000)    (9,966,000)
                                                                 -------------  -------------
                                                                 $   3,520,000  $   7,808,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Depreciation expense aggregated $1,579,000, $1,654,000, and $3,434,000 for the three years in the period ended December 31, 1997, respectively.

NOTE 5. REVOLVING CREDIT AGREEMENT:

    The Company has a $10,000,000 revolving credit agreement with a bank. Amounts available pursuant to this agreement are determined by eligible accounts receivable, as defined, and are secured by substantially all of the Company's assets. In addition, repayment of amounts borrowed is guaranteed by the Company's principal shareholder. Interest accrues at either the London Interbank Offering Rate ("LIBOR") (5.6% at December 31, 1997) plus 1.5% or the bank's reference rate (8.5% at December 31, 1997). The terms of the revolving credit agreement include covenants regarding the maintenance of various financial ratios. At December 31, 1997, the Company was in compliance with these covenants. The revolving credit agreement expires on June 30, 1998.

    The Company also had a $600,000 revolving credit agreement with another bank which had a balance of $417,000 at December 31, 1997. This balance was paid in full upon the agreement's expiration on January 10, 1998.

NOTE 6. LONG-TERM DEBT AND NOTES PAYABLE:

    TERM LOAN

    At December 31, 1996, the Company had $1,874,000 outstanding on a term loan with a bank accruing interest at LIBOR plus 2.5%. During the first quarter of 1997, the Company repaid the amounts outstanding pursuant to the term loan using proceeds from the initial public offering.

    EQUIPMENT FINANCING AND CAPITAL LEASES

    The Company has financed the purchase of certain equipment through the issuance of notes payable and under capital leasing arrangements. The notes bear interest at rates ranging from 7.65% to 9.50%. Such obligations are payable in monthly installments through March 2001.

                                   VDI MEDIA

NOTE 6. LONG-TERM DEBT AND NOTES PAYABLE: (CONTINUED)
    Annual maturities for debt, notes payable and capital lease obligations as of December 31, 1997 are as follows:

1998............................................................  $1,660,000
1999............................................................    524,000
2000............................................................    177,000
2001............................................................     26,000
                                                                  ---------
                                                                  $2,387,000
                                                                  ---------
                                                                  ---------

NOTE 7. INCOME TAXES

    Prior to the initial public offering, the Company was recognized as an S corporation for federal and state income tax purposes and were subject to tax at the shareholder level rather than the corporate level. Therefore, no provision was made for federal income tax on earnings or losses of the Company in the historical financial statements. Earnings of S corporations are taxed at 1.5 percent in California and the Company provided state taxes accordingly.

    Upon the initial public offering, the Company's S Corporation status terminated. This resulted in the establishment of a net deferred tax liability on February 18, 1997 calculated at the federal and state tax rates in effect. The result was a one-time non-cash charge against earnings of $184,000 for addition income tax expense. The deferred tax liability comprises certain asset valuation allowances which are not currently deductible and differing methods of calculating depreciation for income tax and financial reporting purposes. Had the Company's S Corporation status terminated on December 31, 1996, the amount of deferred tax liability which would have been recorded on that day was $176,000.

    The Company's provision for income taxes for the three years ended December 31, 1997 consists of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1995       1996         1997
                                                            ---------  ---------  ------------
Current tax expense:
  Federal.................................................  $  --      $  --      $  2,415,000
  State...................................................     26,000     68,000       617,000
                                                            ---------  ---------  ------------
    Total current.........................................     26,000     68,000     3,032,000
                                                            ---------  ---------  ------------

Deferred tax (benefit) expense:
  Federal.......................................................   (549,000)
  State.........................................................    (95,000)
  Deferred tax provision resulting from termination of S
    corporation status..........................................    184,000
                                                                  ---------
    Total deferred..............................................   (460,000)
                                                                  ---------
    Total provision for income taxes............................  2,572,000
                                                                  ---------
                                                                  ---------

                                   VDI MEDIA

NOTE 7. INCOME TAXES (CONTINUED)
    The composition of the deferred tax assets (liabilities) at December 31, 1997 is listed below. The prior year's information is not presented as it is not material given the prior S corporation status.

Accrued liabilites...............................................  $ 451,000
Allowance for doubtful accounts..................................    260,000
Property and equipment...........................................   (164,000)
Goodwill and other intangibles...................................    (65,000)
Other............................................................    (33,000)
                                                                   ---------
  Net deferred tax asset.........................................  $ 449,000
                                                                   ---------
                                                                   ---------

    The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:

Federal tax computed at statutory rate.................................         34%
State taxes, net of federal benefit....................................          5%
S Corporation benefit..................................................         (6)%
Establishment of deferred liability....................................          3%
Other..................................................................          3%
                                                                                --
  Total provision for income taxes.....................................         39%
                                                                                --
                                                                                --

NOTE 8. COMMITMENTS AND CONTINGENCIES:

    The Company leases office and production facilities in California, Oklahoma, Illinois and New York under various operating leases. Approximate minimum rental payments under these noncancellable operating leases as of December 31, 1997 are as follows:

1998............................................................  $1,364,000
1999............................................................    846,000
2000............................................................    565,000
2001............................................................    421,000
2002............................................................    365,000
Thereafter......................................................    689,000
                                                                  ---------
  Total.........................................................  $4,250,000
                                                                  ---------
                                                                  ---------

    Total rental expense was approximately $595,000, $623,000 and $924,000 for the three years in the period ended December 31, 1997, respectively.

    In March 1994, the Company entered into a five year joint operating agreement with a telecommunications company to obtain access to its fiber optic network. In consideration for access to the fiber optic network, the Company shares 50% of revenues arising from delivery services utilizing this network with the telecommunications company. The agreement does not include any cost sharing arrangements. No such revenues have been earned pursuant to this agreement as of December 31, 1997.

                                   VDI MEDIA

NOTE 9. STOCK PURCHASE TRANSACTION:

    Effective April 1,1996, the Company's co-founder and chief executive officer purchased 2,264,400 shares of common stock from its co-founder for total consideration of approximately $5.1 million. In order to effect this transaction, the chief executive officer borrowed $1.2 million from the Company bearing an interest rate of 7.0% and issued a note payable to the co-founder in the amount of approximately $3.9 million. This note is to be repaid in April 2005 and bears interest at a rate of 4.5%. This note is secured by the common stock purchased. In 1997, the Chief Executive Officer repaid the amounts borrowed from the Company.

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

NOTE 10. STOCK INCENTIVE PLAN:

    In May 1996, the Board of Directors, approved the 1996 Stock Incentive Plan (the "Plan"). The Plan provides for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. The options of certain executive officers became exercisable on February 28, 1997. The remaining options vest and become exercisable one to two years, and expire ten years from the grant date.

    In accounting for its plan, the Company, in accordance with the provisions of FAS 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans since the exercise price of the options granted equals the fair value of the stock on the date of grant. Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under FAS 123, the Company;s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                      1997
                                                                                  ------------
Net income:
  As reported...................................................................  $  3,981,000
  Pro forma.....................................................................  $  3,424,000

Earnings per share:
  As reported
    Basic.......................................................................  $       0.44
    Diluted.....................................................................  $       0.43
  Pro forma
    Basic.......................................................................  $       0.38
    Diluted.....................................................................  $       0.37

    The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%

                                   VDI MEDIA

NOTE 10. STOCK INCENTIVE PLAN: (CONTINUED) expected volatility of 62.4%; risk-free interest rate of 6.5%; and expected life of five years. The weighted average fair value of options granted during 1997 was $4.21.

    Transactions involving stock options are summarized as follows:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                          NUMBER      EXERCISE
                                                                        OUTSTANDING     PRICE
                                                                        -----------  -----------
Balance at January 1, 1997............................................      --        $  --
  Granted during 1997.................................................     343,386         7.11
  Exercised during 1997...............................................      --           --
  Forfeited during 1997...............................................       5,726         7.00
                                                                        -----------       -----
Balance at December 31, 1997..........................................     337,660    $    7.12
                                                                        -----------       -----
                                                                        -----------       -----

    At December 31, 1997, the range of exercise prices was $7.00 to $10.88 and the weighted average remaining contractual life of outstanding options was 9.2 years. The number of options exercisable was 177,000 and the weighted average exercise price of those options was $7.00.

NOTE 11. SALES TO MAJOR CUSTOMER:

    Sales to a single customer amounted to $2,066,000 for the year ended December 31, 1995. Sales to another customer amounted to $2,724,000 for the year ended December 31, 1996. Sales to another customer amounted to $4,836,000 for the year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents Filed as Part of this Report:

        (1) Financial Statements

                                                                                  PAGE
                                                                                  -----
Report of Independent Accountants............................................         F-2
Consolidated Balance Sheet at December 31, 1996 and 1997.....................         F-3
Consolidated Statement of Income for each of the three years in the period
  ended December 31, 1997....................................................         F-4
Consolidated Statement of Shareholders' Equity for each of the three years in
  the period ended December 31, 1997.........................................         F-5
Consolidated Statement of Cash Flows for each of the three years in the
  period ended December 31, 1997.............................................         F-6
Notes to Consolidated Financial Statements...................................         F-7

    The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(1):

       Schedule II        Valuation and Qualifying Accounts       Page 17

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

           10.7 Lease Agreement between the Company and 6920 Sunset Boulevard Associates dated May 17, 1994 (Hollywood facility) (incorporated by reference to the same numbered Exhibit to the Company's S-1).

           10.8 Lease Agreement between the Company and 3767 Overland Associates, Ltd. dated April 25, 1996 (West Los Angeles facility) (incorporated by reference to the same numbered Exhibit to the Company's S-1).

           10.9 Lease Agreement between the Company and The Bovaird Supply Company dated June 3, 1994 (Tulsa Control Center) (incorporated by reference to the same numbered Exhibit to the Company's S-1).

          10.10 Loan Agreement between the Company and R. Luke Stefanko dated as of April 1, 1996 (incorporated by reference to the same numbered Exhibit to the Company's S-1).

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

          21.   Subsidiaries of the registrant.

          23.   Consent of Independent Accountants.

          27.   Financial Data Schedule.

    (b) Reports on 8-K:

           The Company filed an amendment to a report on Form 8-K under cover of a Form 8-K/A on October 14, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1998

                                VDI MEDIA

                                By:             /s/ DONALD R. STINE
                                     -----------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ R. LUKE STEFANKO
------------------------------  Chairman of the Board and     March 31, 1998
       R. Luke Stefanko           Chief Executive Officer

                                Director, Chief Financial
     /s/ DONALD R. STINE          Officer and Treasurer
------------------------------    (principal financial        March 31, 1998
       Donald R. Stine            officer)

        /s/ TOM ENNIS
------------------------------  Director                      March 31, 1998
          Tom Ennis

      /s/ CLARKE BREWER         Corporate Controller
------------------------------    (principal accounting       March 31, 1998
        Clarke Brewer             officer)

      /s/ STEVEN SCHOCH
------------------------------  Director                      March 31, 1998
        Steven Schoch

      /s/ EDWARD PHILIP
------------------------------  Director                      March 31, 1998
        Edward Philip

                                   VDI MEDIA

                   Schedule II--Valuation and Qualifying Accounts

                                                     BALANCE AT  CHARGED TO     PURCHASE                 BALANCE AT
                                                     BEGINNING    COSTS AND    ACCOUNTING                  END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS                      OF PERIOD    EXPENSES    ADJUSTMENTS   RECOVERIES     PERIOD
---------------------------------------------------  ----------  -----------  ------------  -----------  ----------
Year ended December 31, 1997.......................  $  460,000   $ 147,000    $  177,000    $ (30,000)  $  607,000
                                                     ----------  -----------  ------------  -----------  ----------
                                                     ----------  -----------  ------------  -----------  ----------

Year ended December 31, 1996.......................  $  350,000   $ 110,000        --           --       $  460,000
                                                     ----------  -----------  ------------  -----------  ----------
                                                     ----------  -----------  ------------  -----------  ----------

Year ended December 31, 1995.......................  $  103,000   $ 247,000        --           --       $  350,000
                                                     ----------  -----------  ------------  -----------  ----------
                                                     ----------  -----------  ------------  -----------  ----------