Form 10-K405/A
period 1997-12-31
VDI MEDIA
filed 1998-04-08
CIK 1014733

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statements are incorporated by reference in Items 10 through 13 of this report. The definitive proxy statement will be filed no later than 120 days after the close of the Company's fiscal year.

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

ITEM 2.  PROPERTIES

    The Company currently leases all 10 of its facilities, each of which has production capabilities and all but one of which have sales activities. The lease terms expire at various dates from March 1998 to December 2001. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 1997:

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

                                                                         YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                           1995                    1996                    1997
                                                  ----------------------  ----------------------  ----------------------
                                                               PERCENT                 PERCENT                 PERCENT
                                                                 OF                      OF                      OF
                                                   AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Revenues........................................  $  18,538       100.0%  $  24,780       100.0%  $  40,772       100.0%
Costs of good sold..............................     11,256        60.7      14,933        60.3      24,898        61.1
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Gross profit....................................      7,282        39.3       9,847        39.7      15,874        38.9
Selling, general and administrative expense.....      5,181        27.9       5,720        23.1       9,253        22.7
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Operating income (loss).........................      2,101        11.3       4,127        16.7       6,621        16.2
Interest expense, net...........................        333         1.8         223         0.9          68         0.2
Provision for income taxes......................         26         0.1          68         0.3       2,572         6.3
                                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                  $   1,742         9.4%  $   3,836        15.5%  $   3,981         9.8%
                                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                  ---------  -----------  ---------  -----------  ---------  -----------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement of the registrant to be filed with the Commission not later than April 29, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1997) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report of Form 10-K under Form 10K/A.

ITEM 11.  EXECUTIVE COMPENSATION

    The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1997) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1997) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in amendment to this Annual Report on Form 10-K under Form 10K/A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1997) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

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

Price Waterhouse LLP

Costa Mesa, California

February 17, 1998

                                   VDI MEDIA

                           CONSOLIDATED BALANCE SHEET

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents........................................................  $     564,000  $   2,921,000
  Accounts receivable, net of allowances for doubtful accounts of
    $460,000 and $607,000, respectively............................................      4,537,000     11,532,000
  Amount receivable from officer (Note 9)..........................................      1,214,000       --
  Amounts receivable from employees................................................        224,000          4,000
  Inventories......................................................................        144,000        285,000
  Prepaid expenses and other current assets........................................          2,000        378,000
  Deferred income taxes............................................................       --              330,000
                                                                                     -------------  -------------
      Total current assets.........................................................      6,685,000     15,450,000
  Property and equipment, net (note 4).............................................      3,520,000      7,808,000
  Deferred offering costs..........................................................        876,000       --
  Deferred income taxes............................................................       --              119,000
  Other assets, net................................................................         97,000        124,000
  Goodwill and other intangibles, net..............................................       --            9,406,000
                                                                                     -------------  -------------
                                                                                     $  11,178,000  $  32,907,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................      2,394,000      3,964,000
  Accrued expenses.................................................................      1,337,000      3,147,000
  Accrued distribution to shareholders.............................................        269,000       --
  Income taxes payable.............................................................       --              791,000
  Borrowings under revolving credit agreement (Note 5).............................       --            1,086,000
  Current portion of notes payable (Note 6)........................................        728,000        350,000
  Current portion of capital lease obligations (Note 6)............................         32,000        758,000
                                                                                     -------------  -------------
      Total current liabilities....................................................      4,760,000     10,096,000
                                                                                     -------------  -------------
  Notes payable, less current portion (Note 6).....................................      1,102,000        552,000
                                                                                     -------------  -------------
Capital lease obligations, less current portion (Note 6)...........................         75,000        727,000
                                                                                     -------------  -------------
Commitments and contingencies (Note 8)
Shareholders' equity:
  Preferred stock--no par value; 5,000,000 shares authorized; none outstanding.....
  Common stock--no par value; 50,000,000 shares authorized; and 6,660,000 and
    9,580,000 shares issued and outstanding, respectively..........................      1,015,000     18,880,000
  Retained earnings................................................................      4,226,000      2,652,000
                                                                                     -------------  -------------
      Total shareholders' equity...................................................      5,241,000     21,532,000
                                                                                     -------------  -------------
                                                                                     $  11,178,000  $  32,907,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

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
    Weighted average number of shares including the dilutive effect of stock options (85,365
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

                                   VDI MEDIA

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          1995           1996            1997
                                                                      -------------  -------------  --------------
Cash flows from operating activities:
  Net income........................................................  $   1,742,000  $   3,836,000  $    3,981,000
  Adjustments to reconcile net income to net cash provided by operating activities............................................
  Depreciation and amortization.....................................      1,579,000      1,654,000       3,722,000
  Provision for doubtful accounts...................................        181,000        110,000         (30,000)
  Gain on sale of equipment.........................................       --             --               (11,000)
  Increase in deferred income taxes.................................       --             --              (460,000)
Changes in assets and liabilities:
  Increase in accounts receivable...................................     (1,616,000)      (249,000)     (2,943,000)
  Decrease (increase) in amounts receivable from employees..........        176,000        (17,000)        220,000
  Decrease in inventories...........................................         74,000         34,000           9,000
  (Increase) decrease in prepaid expenses and other assets..........        (32,000)        59,000        (159,000)
  Increase in accounts payable......................................        474,000        158,000          46,000
  (Decrease) increase in accrued expenses...........................        (25,000)       721,000       1,151,000
  Increase in income taxes payable..................................       --                              791,000
                                                                      -------------  -------------  --------------
  Net cash provided by operating activities.........................      2,553,000      6,306,000       6,317,000
                                                                      -------------  -------------  --------------
Cash used in investing activities:
  Capital expenditures..............................................     (1,137,000)    (1,191,000)     (1,686,000)
  Proceeds from sale of assets......................................       --             --                18,000
  Acquisitions, net of cash acquired................................       --             --           (12,237,000)
                                                                      -------------  -------------  --------------
  Net cash used in investing activities.............................     (1,137,000)    (1,191,000)    (13,905,000)
Cash flows from financing activities:
  Distributions to shareholders.....................................       (429,000)    (1,614,000)     (5,555,000)
  Change in revolving credit agreement..............................     (1,544,000)      (100,000)        686,000
  Proceeds from sale of common stock................................       --             --            17,865,000
  Proceeds from notes payable.......................................      2,783,000       --              --
  Repayment of notes payable........................................     (2,021,000)      (764,000)     (4,079,000)
  Proceeds from notes payable to related parties....................        300,000       --              --
  Repayment of notes payable to related parties.....................       (135,000)      (255,000)       --
  Proceeds from capital leases......................................        149,000       --              --
  Repayment of capital lease obligations............................       (164,000)      (144,000)     (1,062,000)
  (Increase) decrease in amount receivable from officer.............       --           (1,214,000)      1,214,000
  (Increase) decrease in deferred offering costs....................       --             (875,000)        876,000
                                                                      -------------  -------------  --------------
  Net cash (used in) provided by financing activities...............     (1,061,000)    (4,966,000)      9,945,000
Net increase in cash and cash equivalents...........................        355,000        149,000       2,357,000
  Cash and cash equivalents at beginning of period..................         60,000        415,000         564,000
                                                                      -------------  -------------  --------------
Cash and cash equivalents at end of period..........................  $     415,000  $     564,000       2,921,000
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Supplemental disclosure of cash flows information:
  Cash paid for:
    Interest........................................................  $     375,000  $     296,000  $      276,000
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
    Income tax......................................................  $      (6,000) $      72,000  $    2,241,000
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------

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

    CASH AND CASH EQUIVALENTS

    Cash equivalents represent highly liquid short term investments with orignial maturities of less than 90 days.

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

    The Company's provision for income taxes for the three years ended December 31, 1997 consists of the following:

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1995       1996         1997
                                                              ---------  ---------  ------------
Current tax expense:
  Federal...................................................  $  --      $  --      $  2,415,000
  State.....................................................     26,000     68,000       617,000
                                                              ---------  ---------  ------------
    Total current...........................................     26,000     68,000     3,032,000
                                                              ---------  ---------  ------------
                                                              ---------  ---------
Deferred tax (benefit) expense:
  Federal...................................................  ....................      (549,000)
  State.....................................................  ....................       (95,000)
  Deferred tax provision resulting from termination of S
    corporation status......................................  ....................       184,000
                                                                                    ------------
    Total deferred..........................................  ....................      (460,000)
                                                                                    ------------
    Total provision for income taxes........................  ....................     2,572,000
                                                                                    ------------
                                                                                    ------------

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

    In accounting for its plan, the Company, in accordance with the provisions of FAS 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans since the exercise price of the options granted equals the fair value of the stock on the date of grant. Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents Filed as Part of this Report:

        (1) Financial Statements

                                                                                  PAGE
                                                                                  -----
Report of Independent Accountants............................................         F-1
Consolidated Balance Sheet at December 31, 1996 and 1997.....................         F-2
Consolidated Statement of Income for each of the three years in the period
  ended December 31, 1997....................................................         F-3
Consolidated Statement of Shareholders' Equity for each of the three years in
  the period ended December 31, 1997.........................................         F-4
Consolidated Statement of Cash Flows for each of the three years in the
  period ended December 31, 1997.............................................         F-5
Notes to Consolidated Financial Statements...................................         F-6

    The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(1):

       Schedule II        Valuation and Qualifying Accounts       Page 19

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

                                   VDI MEDIA

                   Schedule II--Valuation and Qualifying Accounts

                                                     BALANCE AT  CHARGED TO     PURCHASE                 BALANCE AT
                                                     BEGINNING    COSTS AND    ACCOUNTING                  END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS                      OF PERIOD    EXPENSES    ADJUSTMENTS   RECOVERIES     PERIOD
---------------------------------------------------  ----------  -----------  ------------  -----------  ----------
Year ended December 31, 1997.......................  $  460,000   $  --        $  177,000    $ (30,000)  $  607,000
                                                     ----------  -----------  ------------  -----------  ----------
                                                     ----------  -----------  ------------  -----------  ----------

Year ended December 31, 1996.......................  $  350,000   $ 110,000        --           --       $  460,000
                                                     ----------  -----------  ------------  -----------  ----------
                                                     ----------  -----------  ------------  -----------  ----------

Year ended December 31, 1995.......................  $  103,000   $ 247,000        --           --       $  350,000
                                                     ----------  -----------  ------------  -----------  ----------
                                                     ----------  -----------  ------------  -----------  ----------

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