Form 10-Q
period 1998-03-31
VDI MEDIA
filed 1998-05-15
CIK 1014733

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998  Commission File Number 0-21917

                                -------------------

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

                                -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

As of May 12, 1998, there were 9,769,780 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   VDI MEDIA
                           CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                          December 31,       March 31,
                                                              1997             1998
                                                          ------------      -----------
                                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                               $ 2,921,000      $ 3,249,000
   Accounts receivable, net  of allowances for doubtful
     accounts of $607,000 and $552,000, respectively        11,532,000       10,709,000
   Inventories                                                 285,000          505,000
   Prepaid expenses and other current assets                   382,000          367,000
   Deferred income taxes                                       330,000          619,000
                                                           -----------      -----------
       Total current assets                                 15,450,000       15,449,000

   Property and equipment, net                               7,808,000        8,519,000
   Deferred income taxes                                       119,000              -
   Other assets, net                                           124,000          276,000
   Goodwill and other intangibles, net                       9,406,000        9,798,000
                                                           -----------      -----------
       Total Assets                                        $32,907,000      $34,042,000
                                                           -----------      -----------
                                                           -----------      -----------
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $ 3,964,000      $ 4,460,000
   Accrued expenses                                          3,147,000        1,717,000
   Income taxes payable                                        791,000          487,000
   Borrowings under revolving credit agreement               1,086,000        2,172,000
   Current portion of notes payable                            350,000           28,000
   Current portion of capital lease obligations                758,000          682,000
                                                           -----------      -----------
       Total current liabilities                            10,096,000        9,546,000
                                                           -----------      -----------

   Deferred income taxes                                          -              24,000
   Notes payable, less current portion                         552,000              -
   Capital lease obligations, less current portion             727,000          496,000

Shareholders' equity:
   Preferred stock; no par value; 5,000,000 authorized;
     none outstanding                                              -                 -
   Common stock; no par value; 50,000,000 authorized;
     9,580,000 and 9,762,186 shares, respectively,
     issued and outstanding                                 18,880,000       20,206,000
   Retained earnings                                         2,652,000        3,770,000
                                                           -----------      -----------
       Total shareholders' equity                           21,532,000       23,976,000
                                                           -----------      -----------
                                                           $32,907,000      $34,042,000
                                                           -----------      -----------
                                                           -----------      -----------

See accompanying notes to consolidated financial statements

                                   VDI MEDIA
                         CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              1997          1998
                                                          -----------    -----------
Revenues                                                  $ 8,487,000    $11,643,000
Cost of goods sold                                          5,072,000      7,138,000
                                                          -----------    -----------

Gross profit                                                3,415,000      4,505,000

Selling, general and administrative expense                 2,151,000      2,523,000
                                                          -----------    -----------
Operating income                                            1,264,000      1,982,000
Interest expense                                              119,000        101,000
Interest income                                                51,000         14,000
                                                          -----------    -----------
Income before income taxes                                  1,196,000      1,895,000
Provision for income taxes                                    190,000        777,000
Establishment of deferred tax liability (Note 1)              185,000            -
                                                          -----------    -----------
Net income                                                $   821,000    $ 1,118,000
                                                          -----------    -----------
                                                          -----------    -----------

Earnings per share:
  Basic:
    Net income per share                                  $      0.11    $      0.12
    Weighted average number of shares                       7,522,667      9,635,199
  Diluted:
    Net income per share                                  $      0.11    $      0.11
    Weighted average number of shares including
      the dilutive effect of stock options
      (1,133 for 1997 and 99,506 for 1998)                  7,523,800      9,734,705














See accompanying notes to consolidated financial statements

                                   VDI MEDIA
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1997            1998
                                                    ------------    ------------
Cash flows from operating activities:
      Net income                                     $   821,000     $ 1,118,000
  Adjustment to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      798,000       1,144,000
      Change in deferred taxes                           185,000        (450,000)
      Provision for doubtful accounts                     20,000         (55,000)
Changes in assets and liabilities:
      (Increase) decrease in accounts receivable        (431,000)        998,000
      Increase in inventories                            (69,000)       (220,000)
      Decrease (increase) in prepaid expenses
        and other current assets                         231,000        (105,000)
      Increase in other assets                               -          (152,000)
      Decrease in deferred offering costs                875,000             -
      (Decrease) increase in accounts payable           (120,000)        496,000
      Increase (decrease) in accrued expenses             97,000      (1,164,000)
                                                     -----------     -----------
Net cash provided by operating activities              2,407,000       1,610,000
                                                     -----------     -----------

Cash used in investing activities:
      Capital expenditures                              (232,000)     (1,707,000)
      Net cash paid for acquisitions                  (4,091,000)       (540,000)
                                                     -----------     -----------
Net cash used in investing activities                 (4,323,000)     (2,247,000)

Cash flows from financing activities:
      S Corporation distributions to shareholders     (4,233,000)            -
      Change in revolving credit agreement                   -         1,086,000
      Proceeds from sale of common stock              18,041,000       1,060,000
      Repayment of notes payable                      (1,795,000)       (874,000)
      Repayment of amounts receivable from officer     1,225,000             -
      Repayment of capital lease obligations            (260,000)       (307,000)
                                                     -----------     -----------
Net cash provided by financing activities             12,978,000         965,000

Net increase in cash                                  11,062,000         328,000
Cash at beginning of period                              564,000       2,921,000
                                                     -----------     -----------
Cash at end of period                                $11,626,000     $ 3,249,000
                                                     -----------     -----------
                                                     -----------     -----------

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                           $   119,000     $   101,000
                                                     -----------     -----------
                                                     -----------     -----------

 Income tax                                          $    53,000     $ 1,227,000
                                                     -----------     -----------
                                                     -----------     -----------


See accompanying notes to consolidated financial statements

                                   VDI MEDIA

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


NOTE 1 -- THE COMPANY

     VDI MEDIA (the "Company") provides broadcast quality video duplication, distribution and related value-added services including distribution of national television spot advertising, trailers and electronic press kits.
The Company's services consist of (i) the physical and electronic delivery of broadcast quality advertising, including spots, trailers, electronic press kits and infomercials, and syndicated television programming to television stations, cable television and other end-users nationwide and (ii) a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services, and video encoding for air play verification purposes. The Company also provides its customers value-added post production and editing services. The Company is headquartered in Hollywood, California and has additional facilities in Los Angeles, California; Tulsa, Oklahoma; Chicago, Illinois; New York, New York and San Francisco, California.

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1997.

                                  VDI MEDIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Annual Report on Form 10-K for the year ended December 31, 1997, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statement made by, or on behalf of, the Company. Such forward-looking statements, as made within this Quarterly Report on Form 10-Q, should be considered in conjunction with the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the risk factors set forth in the Company's prospectus as filed with the Securities and Exchange Commission on February 19, 1997.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     REVENUES. Revenues increased by $3.1 million, or 37.2%, to $11.6 million for the three month period ended March 31, 1998 compared to $8.5 million for the three month period ended March 31, 1997. This increase in revenue was due to increased volume resulting from (i) the integration of new clients and availability of new services resulting from the acquisitions of Woodholly Productions, Multi-Media Services and Fast Forward and (ii) to a lesser extent the increased use of the companies services by existing clients.

     GROSS PROFIT. Gross profit increased $1.1 million, or 32.0%, to $4.5 million for the three month period ended March 31, 1998 compared to $3.4 million for the three month period ended March 31, 1997. As a percentage of revenues, gross profit decreased from 40.2% to 38.7%. The decrease in gross profit as a percentage of revenues was attributable to an increase in direct labor costs, depreciation charges and outsourcing costs resulting from the consolidation of acquired facilities in New York, San Francisco and West Los Angeles.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.4 million, or 17.3%, to $2.5 million for the three month period ended March 31, 1998 compared to $2.1 million for the three month period ended March 31, 1997. As a percentage of revenues, selling, general and administrative expense decreased to 21.7% for the three month period ended March 31, 1998 compared to 25.3% for the three month period ended March 31, 1997. This decrease in selling, general and administrative expense as a percentage of revenues was primarily due to the ability of the Company to leverage these expenses as companies were acquired, and the spreading of fixed overhead expenses over a higher revenue base in the three month period ended March 31, 1998 compared to the same period in 1997.

     OPERATING INCOME. Operating income increased $0.7 million, or 56.8%, to $2.0 million for the three month period ended March 31, 1998 compared to $1.3 million for the three month period ended March 31, 1997.

     INCOME TAXES. Prior to the Offering, the Company operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Offering, the Company's S Corporation status terminated. Accordingly, the Company has since provided, and will continue to provide, for all income taxes at higher statutory rates. These factors resulted in an effective tax rate for 1997 of approximately 40%. The Company provided for taxes at a rate of 41% in the first quarter of 1998.

                                  VDI MEDIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

     NET INCOME. Net income for the three month period ended March 31, 1998 increased $0.3 million, or 36.2%, to $1.1 million compared to $0.8 million for the three month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1997.

     At March 31, 1998, the Company's cash and cash equivalents aggregated $3.2 million. The Company's operating activities provided cash of $1.3 million for the three months ended March 31, 1998 and $2.4 million for the three months ended March 31, 1997.

     The Company's investing activities used cash of $2.2 million for the three months ended March 31, 1998. The Company spent approximately $1.7 million for the addition and replacement of capital equipment necessary to accommodate increased customer demands for the Company's services, and for investments in management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional videotape duplication equipment in order to increase capacity or replace existing equipment. The Company expects to spend approximately $1.0 million on capital expenditures during the last three quarters of 1998 to upgrade and replace equipment and management information systems.

     The Company's financing activities provided cash of $1.2 million in the three months ended March 31, 1998. Cash flows from financing activities include $1.0 million in proceeds from the exercise of stock options.

     The Company has a $10 million revolving credit agreement with Union Bank which expires on June 30, 1998. There was $2.2 million outstanding under the Union Bank Credit agreement at March 31, 1998.

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

                                  VDI MEDIA


                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.    DESCRIPTION
          -----------    -----------

             27     Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VDI MEDIA


DATE:   May 15, 1998     BY:  /s/ Donald R. Stine
     -----------------      ----------------------
                               Donald R. Stine
                           Chief Financial Officer
                                and Treasurer
                           (duly authorized officer and
                           principal financial officer)