Form 10-Q
period 1998-06-30
VDI MEDIA
filed 1998-08-14
CIK 1014733

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 Commission File Number 0-21917

                                --------------------

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

                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

As of August 12, 1998, there were 9,769,883 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                      VDI MEDIA
                              CONSOLIDATED BALANCE SHEET

                                       ASSETS


                                                                         December 31,          June 30,
                                                                             1997                1998
                                                                         ------------        ------------
                                                                                              (Unaudited)
 Current assets:

   Cash and cash equivalents                                             $  2,921,000        $  2,533,000
   Accounts receivable, net  of allowances for doubtful
     accounts of $607,000 and $583,000, respectively                       11,532,000          14,655,000
   Inventories                                                                285,000             521,000
   Prepaid expenses and other current assets                                  382,000           1,071,000
   Deferred income taxes                                                      330,000             619,000
                                                                         ------------        ------------
         Total current assets                                              15,450,000          19,399,000

   Property and equipment, net                                              7,808,000          13,524,000
   Deferred income taxes                                                      119,000                 -
   Other assets, net                                                          124,000             301,000
   Goodwill and other intangibles, net                                      9,406,000          17,655,000
                                                                         ------------        ------------
         Total Assets                                                    $ 32,907,000        $ 50,879,000
                                                                         ------------        ------------
                                                                         ------------        ------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                      $  3,964,000        $  4,002,000
   Accrued expenses                                                         3,147,000           1,889,000
   Income taxes payable                                                       791,000                 -
   Borrowings under revolving credit agreement                              1,086,000          17,889,000
   Current portion of notes payable                                           350,000              26,000
   Current portion of capital lease obligations                               758,000             697,000
                                                                         ------------        ------------
         Total current liabilities                                         10,096,000          24,503,000
                                                                         ------------        ------------

   Deferred income taxes                                                          -                24,000
   Notes payable, less current portion                                        552,000                 -
   Capital lease obligations, less current portion                            727,000             449,000

Shareholders' equity:
   Preferred stock; no par value; 5,000,000 authorized;
     none outstanding                                                             -                   -
   Common stock; no par value; 50,000,000 authorized; 9,580,000
     and 9,769,883 shares, respectively, issued and outstanding            18,880,000          20,608,000
   Retained earnings                                                        2,652,000           5,295,000
                                                                         ------------        ------------
         Total shareholders' equity                                        21,532,000          25,903,000
                                                                         ------------        ------------
                                                                          $32,907,000         $50,879,000
                                                                         ------------        ------------
                                                                         ------------        ------------


See accompanying notes to consolidated financial statements

                                   VDI MEDIA
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                          ---------------------------   ---------------------------
                                                              1997           1998           1997           1998
                                                          ------------   ------------   ------------   ------------
Revenues                                                  $  8,811,000   $ 14,250,000   $ 17,298,000   $ 25,893,000
Cost of goods sold                                           5,345,000      8,555,000     10,417,000     15,693,000
                                                          ------------   ------------   ------------   ------------

Gross profit                                                 3,466,000      5,695,000      6,881,000     10,200,000

Selling, general and administrative expense                  2,084,000      2,973,000      4,236,000      5,496,000
                                                          ------------   ------------   ------------   ------------
Operating income                                             1,382,000      2,722,000      2,645,000      4,704,000
Interest expense                                                46,000        140,000        165,000        241,000
Interest income                                                 99,000          3,000        151,000         16,000
                                                          ------------   ------------   ------------   ------------
Income before income taxes                                   1,435,000      2,585,000      2,631,000      4,479,000
Provision for income taxes                                     566,000      1,060,000        757,000      1,836,000
Establishment of deferred tax liability (Note 1)                   -              -          185,000            -
                                                          ------------   ------------   ------------   ------------
Net income                                                    $869,000     $1,525,000     $1,689,000     $2,643,000
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

Earnings per share:
   Basic:
      Net income per share                                       $0.09          $0.16          $0.20          $0.27
      Weighted average number of shares                      9,580,000      9,768,848      8,551,333      9,702,024
   Diluted:
      Net income per share                                       $0.09          $0.15          $0.20          $0.27
      Weighted average number of shares including
         the dilutive effect of stock options                9,640,071      9,872,154      8,582,538      9,823,461

See accompanying notes to consolidated financial statements

                                   VDI MEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                Six Months Ended June 30,
                                                               ---------------------------
                                                                   1997           1998
                                                               ------------   ------------
Cash flows from operating activities:
     Net income                                                $  1,689,000   $  2,643,000
  Adjustment to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                                1,599,000      2,227,000
     Change in deferred taxes                                       185,000       (146,000)
     Provision for doubtful accounts                                 65,000        (24,000)
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                      65,000       (246,000)
     (Increase) decrease in inventories                             (11,000)        33,000
     Increase in prepaid expenses and other current assets         (390,000)      (546,000)
     Increase in other assets                                           -         (177,000)
     Decrease in deferred offering costs                            876,000            -
     Decrease in accounts payable                                  (607,000)    (1,213,000)
     Decrease in accrued expenses                                  (106,000)    (1,290,000)
     Decrease in income taxes payable                                   -         (791,000)
                                                               ------------   ------------
Net cash provided by operating activities                         3,365,000        470,000
                                                               ------------   ------------

Cash used in investing activities:
     Capital expenditures                                          (329,000)    (2,851,000)
     Net cash paid for acquisitions                              (4,278,000)   (15,323,000)
                                                               ------------   ------------
Net cash used in investing activities                            (4,607,000)   (18,174,000)

Cash flows from financing activities:
     S Corporation distributions to shareholders                 (5,555,000)           -
     Change in revolving credit agreement                               -       16,803,000
     Proceeds from sale of common stock                          18,041,000            -
     Proceeds from exercise of stock options                            -        1,728,000
     Repayment of notes payable                                  (1,816,000)      (876,000)
     Repayment of amounts receivable from officer                 1,225,000            -
     Repayment of capital lease obligations                        (470,000)      (339,000)
                                                               ------------   ------------
Net cash provided by financing activities                        11,425,000     17,316,000

Net increase in cash                                             10,183,000       (388,000)
Cash at beginning of period                                         564,000      2,921,000
                                                               ------------   ------------
Cash at end of period                                           $10,747,000     $2,533,000
                                                               ------------   ------------
                                                               ------------   ------------

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                         $165,000       $241,000
                                                               ------------   ------------
                                                               ------------   ------------

  Income tax                                                     $1,316,000     $3,224,000
                                                               ------------   ------------
                                                               ------------   ------------


See accompanying notes to consolidated financial statements

                                  VDI MEDIA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998


NOTE 1 -- THE COMPANY

     VDI MEDIA (the "Company") provides broadcast quality video duplication, distribution and related value-added services including distribution of national television spot advertising, trailers and electronic press kits.
The Company's services consist of (i) the physical and electronic delivery of broadcast quality advertising, including spots, trailers, electronic press kits and infomercials, and syndicated television programming to television stations, cable television and other end-users nationwide and (ii) a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services, and video encoding for air play verification purposes. The Company also provides its customers value-added post production and editing services. The Company is headquartered in Hollywood, California and has additional facilities in Los Angeles, Santa Monica, Burbank and San Francisco, California; Chicago, Illinois; New York, New York; and Dallas, Texas.

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1997.

NOTE 2 -- ACQUISITIONS

     On June 9, 1998, the Company acquired all of the assets of The Dub House, Inc. ("The Dub House"). The Dub House distributes broadcast media for advertising agencies, independent producers and other broadcast media providers. As consideration, the Company will pay the owners of The Dub House a maximum of $1.7 million, of which $1.5 million was paid in the second quarter of 1998. The remaining balance is subject to earn-out provisions which are predicated upon The Dub House attaining certain sales goals, as set forth in the purchase agreement, through June 1999.

     On June 12, 1998, the Company acquired substantially all of the assets of All Post, Inc. ("All Post"). All Post provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios and independent production companies for both domestic and international use. As consideration, the Company will pay the owners of All Post a maximum of $14.5 million, of which $13.0 million was paid in the second quarter of 1998. The remaining balance is subject to earn-out provisions which are predicated upon All Post attaining certain gross profit goals, as set forth in the purchase agreement, through June 1999.

     The Company has accounted for both of these acquisitions as purchases. Goodwill arising from these transactions is being amortized over twenty years. The contingent purchase price for each of these transactions, to the extent earned, will be recorded as an increase to goodwill. The consolidated statement of income includes both The Dub House and All Post's results of operations from the effective date of their acquisitions.

                                  VDI MEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Annual Report on Form 10-K for the year ended December 31, 1997, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Quarterly Report on Form 10-Q, should be considered in conjunction with the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the risk factors set forth in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 19, 1997 and Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 29, 1998. Factors that could cause future results to differ from the Company's expectations include, but are not limited to, the following: competition, customer and industry concentration, dependence on technological developments, risks related to expansion and acquisition of new businesses, dependence on key personnel, fluctuating results and seasonality and control by management.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     REVENUES. Revenues increased by $5.5 million or 61.7% to $14.3 million for the three month period ended June 30, 1998 compared to $8.8 million for the three month period ended June 30, 1997 primarily due to the acquisitions of Multimedia Services, Fast Forward and All Post and also due to the increased use of the Company's services by existing customers and the addition of new customers. The increased use of the Company's services and addition of new customers was primarily due to (i) the availability of new services and capacity resulting from the acquisition of Multimedia Services, Fast Forward and All Post and (ii) substantially increased marketing of the Company's local and national services.

     GROSS PROFIT. Gross profit increased $2.2 million or 64.3% to $5.7 million for the three month period ended June 30, 1998 compared to $3.5 million for the three month period ended June 30, 1997. As a percentage of
revenues, gross profit increased to 40.0% from 39.3%.   The increase in gross
profit as a percentage of revenues was primarily attributable to (i) lower direct materials costs from scale buying and lower direct labor costs due to operating leverage, (ii) a reduction in the cost of fiber optic and satellite costs which resulted from improved video trafficking logistics, and (iii) lower depreciation expenses which are allocated to cost of goods sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.9 million or 42.6% to $3.0 million for the three month period ended June 30, 1998 compared to $2.1 million for the three month period ended June 30, 1997. As a percentage of revenues, selling, general and administrative expense decreased to 20.9% for the three month period ended June 30, 1998 compared to 23.7% for the three month period ended June 30, 1997. This decrease was due to a reduction in the cost of administrative personnel, as a percent of sales, resulting from the elimination of staff as acquired companies were integrated. The decrease in administrative wages was offset in part by increased amortization expense related to goodwill from acquired companies.

     OPERATING INCOME. Operating income increased $1.3 million or 97.0% to $2.6 million for the three month period ended June 30, 1998 compared to $1.4 million for the three month period ended June 30, 1997.

                                  VDI MEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

     INCOME TAXES. The Company provided for taxes at a rate of 41% in the second quarter of 1998.

     NET INCOME. Net income for the three month period ended June 30, 1998 increased $0.6 million or 75.6% to $1.5 million compared to $0.9 million in 1997. Such increase is primarily attributable to the previously described factors.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     REVENUES. Revenues increased by $8.6 million, or 49.7%, to $25.9 million for the six month period ended June 30, 1998 compared to $17.3 million for the six month period ended June 30, 1997. This increase in revenue was primarily due to increased volume resulting from (i) the integration of new clients and availability of new services resulting from the acquisitions of Multi-Media Services, Fast Forward and All Post, and (ii) the increased use of the company's services by existing clients.

     GROSS PROFIT. Gross profit increased $3.3 million, or 48.2%, to $10.2 million for the six month period ended June 30, 1998 compared to $6.9 million for the six month period ended June 30, 1997. As a percentage of revenues, gross profit decreased from 39.8% to 39.4%. The decrease in gross profit as a percentage of revenues was primarily attributable to an increase in outsourcing costs resulting from the consolidation of acquired facilities in New York, San Francisco and West Los Angeles. The increased outsourcing costs were partially offset by lower direct materials costs resulting from scale buying and lower depreciation charges which are allocated to cost of goods sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $1.3 million, or 29.7%, to $5.5 million for the six month period ended June 30, 1998 compared to $4.2 million for the six month period ended June 30, 1997. As a percentage of revenues, selling, general and administrative expense decreased to 21.2% for the six month period ended June 30, 1998 compared to 24.5% for the six month period ended June 30, 1997. This decrease in selling, general and administrative expense as a percentage of revenues was primarily due to (i) the spreading of fixed overhead expenses over a higher revenue base in the six month period ended June 30, 1998 compared to the same period in 1997, and (ii) the elimination of several selling, general and administrative personnel as acquired companies were integrated.

     OPERATING INCOME. Operating income increased $2.1 million, or 77.9%, to $4.7 million for the six month period ended June 30, 1998 compared to $2.6 million for the six month period ended June 30, 1997.

     INCOME TAXES. Prior to the Offering, the Company operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Offering, the Company's S Corporation status terminated. Accordingly, the Company has since provided, and will continue to provide, for all income taxes at higher statutory rates. These factors resulted in an effective tax rate for 1997 of approximately 40%. The Company provided for taxes at a rate of 41% in the first six months of 1998.

     NET INCOME. Net income for the six month period ended June 30, 1998 increased $0.9 million, or 56.4%, to $2.6 million compared to $1.7 million for the six month period ended June 30, 1997.

                                  VDI MEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1997.

     At June 30, 1998, the Company's cash and cash equivalents aggregated $2.5 million. The Company's operating activities provided cash of $0.5 million for the six months ended June 30, 1998.

     The Company's investing activities used cash of $18.2 million for the six months ended June 30, 1998, including $13.0 million for the acquisition of All Post, and $1.5 million for the acquisition of The Dub House. The Company also spent approximately $2.9 million for the addition and replacement of capital equipment necessary to accommodate increased customer demands for the Company's services, and for investments in management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $1.5 million on capital expenditures during the last two quarters of 1998 to upgrade and replace equipment and management information systems.

     The Company's financing activities provided cash of $17.3 million in the six months ended June 30, 1998. Cash flows from financing activities include a $16.8 million increase in the Company's revolving credit agreement with Union Bank, used primarily to fund the purchases of All Post and The Dub House.

     The Company has a $20.0 million revolving credit agreement with Union Bank which expires on September 30, 1998. There was $17.9 million outstanding under the Union Bank credit agreement at June 30, 1998. Management is currently in the process of negotiating a larger credit facility to replace its existing credit agreement. There is no assurance that the Company will be successful in obtaining such larger credit facility.

     In June 1998 the Company acquired substantially all of the assets and assumed certain liabilities of All Post (the "All Post Acquisition"). The purchase price consisted of an initial payment of $13.0 million plus an as yet undetermined contingent purchase price. The contingent purchase price is to be earned and paid based on the gross profit (as defined) resulting from the financial results of All Post as a separate division of the Company. The contingent purchase price, in total, is limited to $1.5 million. The excess of the initial consideration over the fair value of the assets acquired and liabilities assumed of approximately $6.5 million has been allocated to goodwill.

     The Company also acquired substantially all of the assets and assumed certain liabilities of The Dub House (the "Dub House Acquisition"), located in Dallas, Texas, in June 1998. The purchase price consisted of an initial payment of $1.5 million plus an undetermined contingent purchase price. The contingent purchase price is to be earned and paid based on the sales growth attained by The Dub House as a separate division of the Company. The contingent purchase price, in total, is limited to $0.2 million. The excess of the initial consideration over the fair value of the assets acquired and liabilities assumed of approximately $1.0 million has been allocated to goodwill.

     Goodwill arising from the All Post Acquisition and the Dub House Acquisition (the "Acquisitions") will be amortized over 20 years. The contingent purchase price, to the extent earned, will be treated as an increase in goodwill. The Acquisitions were accounted for by the Company under the purchase method of accounting.

                                  VDI MEDIA
                  MANAGEMENT'S DISCUSSION AND ANALYSIS-(CONTINUED)


     Management believes that cash generated from its revolving credit agreement (as proposed to be amended) and its ongoing operations and existing working capital will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months.

     The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing.

                                  VDI MEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on June 2, 1998. At the meeting, shareholders voted on (i) the election of directors to hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified and (ii) approval of the appointment of Price Waterhouse LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998.

1.  Election of Directors


Name                Votes For      Votes Against     Votes Withheld      Broker Non-Votes
----                ---------      -------------     --------------      ----------------
R. Luke Stefanko    7,479,745           0                19,100                  0
Donald R. Stine     7,479,745           0                19,100                  0
Thomas J. Ennis     7,479,745           0                19,100                  0
Edward M. Philip    7,479,745           0                19,100                  0
Steven J. Schoch    7,479,745           0                19,100                  0


2. The appointment by the Board of Directors of the Company of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was ratified with 7,497,825 for the proposal, 1,020 against the proposal, 0 votes abstaining and 0 broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.    DESCRIPTION

             27          Financial Data Schedule

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed with the Securities and Exchange Commission on June 29, 1998 relating to the purchase by the Company of certain assets of All Post, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VDI MEDIA


DATE:   August 14, 1998                      BY:  /s/ Donald R. Stine
     -----------------------                    ---------------------------
                                                      Donald R. Stine
                                                  Chief Financial Officer
                                                       and Treasurer
                                               (duly authorized officer and
                                                principal financial officer)