Form 10-Q
period 1998-09-30
VDI MEDIA
filed 1998-11-16
CIK 1014733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 Commission File Number 0-21917

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

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

As of November 13, 1998, there were 9,770,837 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

                                    VDI MEDIA
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                                                    December 31,         September 30,
                                                                        1997                 1998
                                                                   ----------------    ------------------
                                                                                          (Unaudited)
 Current assets:
       Cash and cash equivalents                                   $     2,921,000     $       2,261,000
       Accounts receivable, net  of allowances for doubtful
         accounts of $607,000 and $613,000, respectively                11,532,000            14,871,000
       Inventories                                                         285,000               558,000
       Prepaid expenses and other current assets                           382,000               429,000
       Deferred income taes                                                330,000               508,000
                                                                   ----------------    ------------------
             Total current assets                                       15,450,000            18,627,000

       Property and equipment, net                                       7,808,000            14,211,000
       Deferred income taxes                                               119,000                     -
       Other assets, net                                                   124,000               339,000
       Goodwill and other intangibles, net                               9,406,000            18,480,000
                                                                   ----------------    ------------------
             Total Assets                                          $    32,907,000     $      51,657,000
                                                                   ----------------    ------------------
                                                                   ----------------    ------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
       Accounts payable                                            $     3,964,000     $       3,629,000
       Accrued expenses                                                  3,147,000             1,461,000
       Income taxes payable                                                791,000                     -
       Borrowings under revolving credit agreement                       1,086,000            17,964,000
       Current portion of notes payable                                    350,000                25,000
       Current portion of capital lease obligations                        758,000               678,000
                                                                   ----------------    ------------------
             Total current liabilities                                  10,096,000            23,757,000
                                                                   ----------------    ------------------

       Deferred income taxes                                                     -               103,000
       Notes payable, less current portion                                 552,000                     -
       Capital lease obligations, less current portion                     727,000               279,000

   Shareholders' equity:
       Preferred stock; no par value; 5,000,000 authorized;
         none outstanding                                                        -                     -
       Common stock; no par value; 50,000,000 authorized; 9,580,000
         and 9,770,837 shares, respectively, issued and outstanding     18,880,000            20,608,000
       Retained earnings                                                 2,652,000             6,910,000
                                                                   ----------------    ------------------
             Total shareholders' equity                                 21,532,000            27,518,000
                                                                   ----------------    ------------------
                                                                   $    32,907,000     $      51,657,000
                                                                   ----------------    ------------------
                                                                   ----------------    ------------------


     See accompanying notes to consolidated financial statements

                                    VDI MEDIA
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)



                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
                                                   ------------------------------------  ------------------------------------
                                                         1997               1998                1997              1998
                                                   -----------------  -----------------  ------------------ -----------------
 Revenues                                           $    11,248,000    $   16,419,000      $    28,546,000    $   42,312,000
 Cost of goods sold                                       7,096,000          9,886,000          17,513,000        25,578,000
                                                   -----------------  -----------------  ------------------ -----------------

 Gross profit                                             4,152,000          6,533,000          11,033,000        16,734,000
 Selling, general and administrative expense              2,518,000          3,457,000           6,752,000         8,953,000
                                                   -----------------  -----------------  ------------------ -----------------
 Operating income                                         1,634,000          3,076,000           4,281,000         7,781,000
 Interest expense                                            74,000            342,000             239,000           583,000
 Interest income                                             57,000              3,000             205,000            19,000
                                                   -----------------  -----------------  ------------------ -----------------
 Income before income taxes                               1,617,000          2,737,000           4,247,000         7,217,000
 Provision for income taxes                                 665,000          1,122,000           1,421,000         2,959,000
 Establishment of deferred tax liability (Note 1)                 -                  -             185,000                 -
                                                   -----------------  -----------------  ------------------ -----------------
 Net income                                         $       952,000    $     1,615,000     $     2,641,000    $    4,258,000
                                                   -----------------  -----------------  ------------------ -----------------
                                                   -----------------  -----------------  ------------------ -----------------

 Earnings per share:
    Basic:
       Net income per share                         $          0.10    $          0.17     $          0.29    $         0.44
       Weighted average number of shares                  9,580,000          9,769,904           8,968,425         9,725,144
    Diluted:
       Net income per share                         $          0.10    $          0.16     $         0.29     $         0.43
       Weighted average number of shares including
          the dilutive effect of stock options            9,735,608          9,817,243          9,041,098          9,827,240

                                    VDI MEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                   Nine Months Ended September 30,
                                                                                -------------------------------------
                                                                                      1997                1998
                                                                                -----------------    ----------------
 Cash flows from operating activities:
      Net income                                                                  $    1,689,000       $   4,258,000
   Adjustment to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                                    1,599,000           3,553,000
      Change in deferred taxes                                                           185,000            (746,000)
      Provision for doubtful accounts                                                     65,000               6,000
 Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                          65,000            (491,000)
      Increase in inventories                                                            (11,000)             (4,000)
      (Increase) decrease in prepaid expenses and other current assets                  (390,000)             95,000
      Increase in other assets                                                                 -            (215,000)
      Decrease in deferred offering costs                                                876,000                   -
      Decrease in accounts payable                                                      (607,000)         (1,587,000)
      Decrease in accrued expenses                                                      (106,000)         (1,718,000)
                                                                                -----------------    ----------------
 Net cash provided by operating activities                                             3,365,000           3,151,000
                                                                                -----------------    ----------------

 Cash used in investing activities:
      Capital expenditures                                                             (329,000)          (4,576,000)
      Net cash paid for acquisitions                                                 (4,278,000)         (16,436,000)
                                                                                -----------------    ----------------
 Net cash used in investing activities                                               (4,607,000)         (21,012,000)
 Cash flows from financing activities:
      S Corporation distributions to shareholders                                    (5,555,000)                   -
      Change in revolving credit agreement                                                    -           16,878,000
      Proceeds from sale of common stock                                             18,041,000            1,728,000
      Repayment of notes payable                                                     (1,816,000)            (877,000)
      Repayment of amounts receivable from officer                                    1,225,000                    -
      Repayment of capital lease obligations                                           (470,000)            (528,000)
                                                                                -----------------    ----------------
 Net cash provided by financing activities                                           11,425,000           17,201,000
 Net increase (decrease) in cash                                                     10,183,000             (660,000)
 Cash at beginning of period                                                            564,000            2,921,000
                                                                                -----------------    ----------------
 Cash at end of period                                                             $  10,747,000       $   2,261,000
                                                                                -----------------    ----------------
                                                                                -----------------    ----------------

 Supplemental disclosure of cash flow information: Cash paid for:
   Interest                                                                        $     165,000       $     582,000
                                                                                -----------------    ----------------
                                                                                -----------------    ----------------

   Income tax                                                                      $ 1,316,000         $   3,724,000
                                                                                -----------------    ----------------
                                                                                -----------------    ----------------


 See accompanying notes to consolidated financial statements

                                    VDI MEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1997.

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

     On June 12, 1998, the Company acquired substantially all of the assets of All Post, Inc. ("All Post"). All Post provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios and independent production companies for both domestic and international use. As consideration, the Company will pay All Post a maximum of $14.5 million, of which $13.0 million was paid in the second quarter of 1998. The remaining balance is subject to earn-out provisions which are predicated upon All Post attaining certain gross profit goals, as set forth in the purchase agreement, through June 1999.

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

NOTE 3 - SUBSEQUENT EVENT

     The Company has signed a definitive agreement to acquire substantially all of the assets of Dubs, Inc. for an initial purchase price of $11.0 million plus a contingent earn-out payment of up to $3.3 million of common stock. The agreement is subject to certain closing conditions and is expected to close on November 17, 1998. The acquisition will be accounted for as a purchase. Goodwill arising from this transaction will be amortized over 20 years.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. Revenues increased by $5.2 million or 46.0% to $16.4 million for the three month period ended September 30, 1998 compared to $11.2 million for the three month period ended September 30, 1997 primarily due to the acquisitions of Multimedia Services, Fast Forward and All Post and also due to the increased use of the Company's services by existing customers and the addition of new customers. The increased use of the Company's services and addition of new customers was primarily due to (i) the availability of new services and capacity resulting from the acquisition of Multimedia Services, Fast Forward and All Post and (ii) substantially increased marketing of the Company's services.

     GROSS PROFIT. Gross profit increased $2.3 million or 57.4% to $6.5 million for the three month period ended September 30, 1998 compared to $4.2 million for the three month period ended September 30, 1997. As a percentage of revenues, gross profit increased to 39.8% from 36.9%. The increase in gross profit as a percentage of revenues was primarily attributable to (i) lower direct materials costs from scale buying and lower direct services costs due to changes in the mix of services provided, and (ii) lower depreciation expenses which are allocated to cost of goods sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $1.0 million or 37.3% to $3.5 million for the three month period ended September 30, 1998 compared to $2.5 million for the three month period ended September 30, 1997. As a percentage of revenues, selling, general and administrative expense decreased to 21.1% for the three month period ended September 30, 1998 compared to 22.4% for the three month period ended September 30, 1997. This decrease was due to a reduction in the cost of administrative personnel, as a percent of sales, resulting from the ongoing integration of the Company's subsidiaries and the subsequent elimination of staff. The decrease in administrative wages was offset in part by increased amortization expense related to goodwill from acquired companies.

     OPERATING INCOME. Operating income increased $1.5 million or 88.3% to $3.1 million for the three month period ended September 30, 1998 compared to $1.6 million for the three month period ended September 30, 1997.

     INCOME TAXES. The Company provided for taxes in the third quarter of 1998 at its expected effective tax rate of 41%.

     NET INCOME. Net income for the three month period ended September 30, 1998 increased $0.6 million or 70.0% to $1.6 million compared to $1.0 million in 1997. Such increase is primarily attributable to the previously described factors.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. Revenues increased by $13.8 million, or 48.2%, to $42.3 million for the nine month period ended September 30, 1998 compared to $28.5 million for the nine month period ended September 30, 1997. This increase in revenue was primarily due to increased demand for services resulting from (i) the integration of new clients and availability of new services resulting from the acquisitions of Multi-Media Services, Fast Forward and All Post, and (ii) the increased use of the company's services by existing clients.

     GROSS PROFIT. Gross profit increased $5.7 million, or 51.2%, to $16.7 million for the nine month period ended September 30, 1998 compared to $11.0 million for the nine month period ended September 30, 1997. As a percentage of revenues, gross profit increased from 38.7% to 39.5%. The increase in gross profit as a percentage of revenues was primarily attributable to lower direct materials costs from scale buying and lower depreciation expenses (as a percent of revenues) which are allocated to cost of goods sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $2.2 million, or 32.6%, to $9.0 million for the nine month period ended September 30, 1998 compared to $6.8 million for the nine month period ended September 30, 1997. As a percentage of revenues, selling, general and administrative expense decreased to 21.2% for the nine month period ended September 30, 1998 compared to 23.7% for the nine month period ended September 30, 1997. This decrease in selling, general and administrative expense as a percentage of revenues was primarily due to (i) the elimination of several selling, general and administrative personnel as acquired companies were integrated into the Company, and (ii) the spreading of fixed overhead expenses over a higher revenue base in the nine month period ended September
30, 1998 compared to the same period in 1997.

     OPERATING INCOME. Operating income increased $3.5 million, or 81.8%, to $7.8 million for the nine month period ended September 30, 1998 compared to $4.3 million for the nine month period ended September 30, 1997.

     INCOME TAXES. Prior to the Offering, the Company operated as an S Corporation. As such, the Company was not responsible for federal income taxes and provided for state income taxes at reduced rates. As a result of the Offering, the Company's S Corporation status terminated. Accordingly, the Company has since provided, and will continue to provide, for all income taxes at higher statutory rates. These factors resulted in an effective tax rate for 1997 of approximately 40%. The Company provided for taxes at a rate of 41% in the first nine months of 1998.

     NET INCOME. Net income for the nine month period ended September 30, 1998 increased $1.7 million, or 61.2%, to $4.3 million compared to $2.6 million for the nine month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1997.

     At September 30, 1998, the Company's cash and cash equivalents aggregated $2.3 million. The Company's operating activities provided cash of $3.1 million for the nine months ended September 30, 1998.

     The Company's investing activities used cash of $21 million for the nine months ended September 30, 1998, including $13.6 million for the acquisition of All Post, and $1.5 million for the acquisition of The Dub House. The Company also spent approximately $4.6 million for the addition and replacement of capital equipment necessary to accommodate increased customer demands for the Company's services, and for investments in management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $1.0 million on capital expenditures during the last quarter of 1998 to upgrade and replace equipment and management information systems.

     The Company's financing activities provided cash of $17.2 million in the nine months ended September 30, 1998. Cash flows from financing activities include a $16.9 million increase in the Company's revolving credit agreement with Union Bank of California, N.A. (Union Bank), used primarily to fund the purchases of All Post and The Dub House.

     The Company has a $20.0 million revolving credit agreement with Union Bank which expired on September 30, 1998. There was $18.0 million outstanding under the Union Bank credit agreement at September 30, 1998. Management is currently in the process of negotiating a $35.0 million credit facility to replace its existing credit agreement which it expects to complete by November 17, 1998.

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

     Management believes that cash available on its revolving credit agreement (as proposed to be amended) and generated from its ongoing operations and existing working capital will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months.

     The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing.

YEAR 2000 ISSUE

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company recently developed a three-phase program for Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by late 1998. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) manufacturing applications and (3) third-party relationships.

     The Company, in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as being Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are not Y2K compliant but were already scheduled for replacement by mid-1999. In the manufacturing area, the Company is in the process of identifying areas of exposure. The Company plans to substantially complete its survey of third party systems by the end of 1998.

     The Company believes it will cost approximately $2.0 million to replace the core financial and reporting systems. The Company will utilize outside consultants to undertake a portion of the work and expects approximately one-fourth of the cost to be incurred in 1998 and the remainder in 1999. The Company has yet to determine what costs will be incurred in connection with the manufacturing area and the third party area.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.     Description
          -----------     -----------

              27           Financial Data Schedule

     (b)  Reports on Form 8-K

          -----------------

          The Company filed an amendment to a Current Report on Form 8-K in August 1998 with respect to the All Post acquisition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VDI MEDIA


DATE:    November 16, 1998                    BY:  /s/ Donald R. Stine
      ----------------------                       -------------------
                                                      Donald R. Stine
                                                  Chief Financial Officer
                                                       and Treasurer
                                               (duly authorized officer and
                                               principal financial officer)