Form 10-K405
period 1998-12-31
VDI MEDIA
filed 1999-03-31
CIK 1014733

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998,

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-21917
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

       Registrant's telephone number, including area code (323) 957-5500

           Securities registered pursuant to Section 12(b) of the Act
                                      None

           Securities registered pursuant to Section 12(g) of the Act
                          Common Stock, no par value.
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $53,768,517 based upon the closing price of such stock on March 29, 1998. As of March 29, 1998, there were 9,776,094 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement for its 1999 annual meeting of shareholders are incorporated by reference in Items 10 through 13 of this report. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total number of pages                           Exhibit Index begins on page

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    VDI Media ("VDI" or the "Company") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. VDI provides the services necessary to edit, master, reformat, archive and ultimately distribute its clients' video content, including television programming, spot advertising and movie trailers.

    The Company provides worldwide electronic distribution, using fiber optics and satellites, through its Broadcast One-Registered Trademark- network. The Company delivers commercials, movie trailers, electronic press kits, infomercials and syndicated programming, by both physical and electronic means, to thousands of broadcast outlets worldwide.

    The Company seeks to capitalize on growth in demand for the services related to the distribution of entertainment content, without assuming the production or ownership risk of any specific television program, feature film or other form of content. The primary users of the Company's services are entertainment studios and advertising agencies that generally choose to outsource such services, due to the sporadic demand for such services and the fixed costs of maintaining a high-volume physical plant.

    Since its first acquisition in 1997, the Company has successfully completed seven acquisitions of companies providing similar services. The latest of these acquisitions occurred in November 1998 when the Company acquired the assets of Dubs, Inc. ("Dubs"), one of the Company's largest direct competitors in Hollywood. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, VDI is one of the largest and most diversified providers of technical and distribution services to the entertainment industry, and therefore is able to offer its customers a single source for such services at prices that reflect the Company's scale economies.

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

    The Company was incorporated in California in 1990. The Company's executive offices are located at 6920 Sunset Boulevard, Hollywood, California 90028, and its telephone number is (323) 957-5500. Broadcast One-Registered Trademark- is a registered service mark of the Company.

MARKETS

    The Company derives revenues primarily from (i) the entertainment industry; consisting of major and independent motion picture and television studios, cable television program suppliers, television program syndicators, and (ii) the advertising industry; consisting of advertising agencies and corporate advertisers. On a more limited basis, the Company also services national television networks, local television stations, corporate or instructional video providers, infomercial advertisers and educational institutions.

    ENTERTAINMENT INDUSTRY. The entertainment industry creates motion pictures, television programming, and interactive multimedia content for distribution through theatrical exhibition, home video, pay and basic cable television, direct-to-home, private cable, broadcast television, on-line services and video games. Content is released into a "first-run" distribution channel, and later into one or more additional channels or media. In addition to newly produced content, film and television libraries may be released repeatedly into distribution. Entertainment content produced in the United States is exported and is in increasingly high demand internationally. The Company believes that several trends in the entertainment industry have and will continue to have a positive impact on the Company's business. These trends include growth in worldwide demand for original entertainment content, the development of new markets for existing content libraries, increased demand for innovation and creative quality in domestic and foreign markets, and wider application of digital technologies for content manipulation and distribution, including the emergence of new distribution channels.

    ADVERTISING INDUSTRY. The advertising industry distributes video and audio commercials, or spots, to radio and television broadcast outlets worldwide. Advertising content is developed either by the originating company or in conjunction with an advertising agency. The Company receives orders with specific routing and timing instructions provided by the customer. These orders are then entered into the Company's computer system and scheduled for electronic or physical delivery. When a video spot is received, the Company's quality control personnel inspect the video to ensure that it meets customer specifications and then initiate the sequence to distribute the video to the designated television stations either electronically, over fiber optic lines and/or satellite, or via the most suitable package carrier. The Company believes that the growth in the number of video advertising outlets, driven by expansion in the number of broadcast, cable, internet and satellite channels worldwide, will have a positive impact on the Company's businesses.

DISTRIBUTION NETWORK

    VDI operates a full service distribution network providing its customers with reliable, timely and high quality distribution services. The Company's historical customer base consists of motion picture and television studios and post-production facilities located primarily in the Los Angeles area. In 1994, the Company created the Broadcast One network to enhance its national distribution capabilities. In 1997, the Company acquired Woodholly Productions ("Woodholly"), Multi-Media Services, Inc. ("Multi-Media"), Video It, Inc. ("Video It") and Fast Forward, Inc. ("Fast Forward"), providing it with a more diversified customer base and facilities in New York, Chicago, San Francisco and additional facilities in Los Angeles. In 1998 the Company acquired The Dub House, Inc. (the "Dub House"), All Post, Inc. ("All Post"), and Dubs, which substantially expanded its market share in Los Angeles.

    Commercials, trailers, electronic press kits and related distribution instructions are typically collected at one of the Company's regional facilities and are processed locally or transmitted over Broadcast One's network directly to another regional facility for processing. Orders are routinely received into the evening hours for delivery the next morning. The Company has the ability to process customer orders from receipt to transmission in less than one hour. Customer orders that require immediate, multiple deliveries in remote markets are often delivered electronically to and serviced by third parties with duplication and delivery services in such markets. The Company's network operates 24 hours a day.

    The Chicago facility, which is the main hub of the Company's distribution capabilities, is strategically located to provide an extended deadline for air courier shipments. Currently, the Chicago facility delivers a majority of VDI's overnight deliveries. A significant portion of the operating expenses of the Chicago facility is fixed; moreover, this facility contains ample space in which to expand operations, providing the opportunity for improved operating margins as the Company's business continues to grow. By utilizing the Chicago facility's excess capacity, the Company believes it can further increase its duplication and distribution capacity without significant additional capital expenditures.

    For electronic distribution, the master is digitized and delivered by fiber optic, ISDN or satellite transmission to television stations equipped to receive such transmissions. The Company currently derives a small percentage of its revenues from electronic deliveries and anticipates that this percentage will increase as such technologies become more widely accepted.

    The Company intends to add new methods of distribution as technologies become both standardized and cost-effective. The Company currently operates facilities in Los Angeles (six locations), New York, Chicago, Dallas and San Francisco which the Company believes together distribute an average of approximately 5,500 video segments a day. By capitalizing on Broadcast One's ability through electronic technologies to link instantaneously all of the Company's facilities and by leveraging the Company's presence in Chicago and New York, the Company is able to optimize delivery, thus extending the deadline for same- or next-day delivery of time-sensitive material.

    As the Company continues to develop and acquire facilities in new markets, the Broadcast One network enables it to maximize the usage of its network-wide capacity by instantaneously transmitting video content to facilities with available capacity. The Company's Broadcast One network and facilities are designed to serve, cost-effectively, the time-sensitive distribution needs of its clients. Management believes that the Company's success is based on its customer relationships that are maintained through the reliability, quality and cost-effectiveness of its services, and its extended deadline for processing customer orders.

VALUE-ADDED SERVICES

    VDI maintains video and audio post-production and editing facilities as components of its full service, value-added approach to its customers. The following summarizes the value-added post-production services that the Company provides to its customers:

    FILM-TO-TAPE TRANSFER. Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred to a video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. The Company transfers film to videotape using URSA and Rank Cintel MK-3 telecine equipment and DaVinci-Registered Trademark- digital color correction systems. Technological developments, such as the domestic introduction of television sets with a 16 x 9 aspect ratio and the implementation of advanced and high definition digital television systems for terrestrial and satellite broadcasting, should contribute to the growth of the Company's film transfer business.

    VIDEO EDITING. VDI provides digital editing services in Hollywood, Burbank, West Los Angeles and San Francisco. The editing suites are equipped with (i) state-of-the-art digital editing equipment, including the Avid-Registered Trademark- 9000, that provides precise and repeatable electronic transfer of video and/or audio information from one or more sources to a new master video and (ii) large production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

    STANDARDS CONVERSION. Throughout the world there are several different broadcasting "standards" in use. To permit a program recorded in one standard to be broadcast in another, it is necessary for the recorded program to be converted to the applicable standard. This process involves changing the number of video lines per frame, the number of frames per second, and the color system. VDI is able to convert video between all international formats, including NTSC, PAL and SECAM. The Company's competitive advantages in this service line include its state-of-the-art systems and its detailed knowledge of the international markets with respect to quality-control requirements and technical specifications.

    ENCODING. VDI provides encoding services, known as "veil encoding," in which a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from standard television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted air time. The Company provides veil-encoding services for a number of its motion picture studio clients to enable them to customize their promotional material. The Company also provides "ice encoding" services which enable it to place codes within the audio portion of a video thereby enhancing the overall quality of the encoded video.

    AUDIO POST-PRODUCTION. Through its facilities in Burbank and West Los Angeles, the Company digitally edits and creates sound effects, assists in replacing dialog and re-records audio elements for integration with film and video elements. The Company designs sound effects to give life to the visual images with a library of sound effects. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product. In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby SR-Registered Trademark-, THX-Registered Trademark- and Surround Sound-Registered Trademark-.

    AUDIO LAYBACK. Audio layback is the process of creating duplicate videotape masters with sound tracks that are different from the original recorded master sound track. Content owners selling their assets in foreign markets require the replacement of dialog with voices speaking local languages. In some cases, all of the audio elements, including dialog, sound effects, music and laughs, must be recreated, remixed and synchronized with the original videotape. Audio sources are premixed foreign language tracks or tracks that contain music and effects only. The latter is used to make a final videotape product that will be sent to a foreign country to permit addition of a foreign dialogue track to the existing music and effects track.

    FOREIGN LANGUAGE MASTERING. Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing. The Company provides dubbed language versioning with an audio layback and conform service that supports various audio and videotape formats to create an international language-specific master videotape. The Company's Burbank facility also creates music and effects tracks from programming filmed before an audience to prepare television sitcoms for dialog recording and international distribution.

    SYNDICATION. The Company offers a broad range of technical services to domestic and international programmers. The Company services the basic and premium cable, broadcast syndication and direct-to-home market segments by providing the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Europe. The Company provides facilities and services for the delivery of syndicated television programming in the United States and Canada. The Company's customer base consists of the major studios and independent distributors offering network programming, worldwide independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to the cable industry and direct-to-home viewers. Broadcast and syndication operations are conducted in Hollywood and West Los Angeles.

    ARCHIVAL SERVICES. The storage and handling of videotape and film elements require specialized security and environmental control procedures. Throughout the entertainment industry, content representing millions of dollars of future revenue is stored in physically small units that are subject to the risk of loss resulting from physical deterioration, natural disaster, unauthorized duplication or theft. The Company currently stores more than one million masters in a protected environment. In addition to the physical security of the archives, content owners require frequent and regular access to their libraries. Speed and accuracy of access is a critical value-added factor. The Company therefore believes that as a result of growth in its Broadcast One network, it will have the opportunity to increase revenues from this service. The Company recently installed a state-of-the-art secure management system in its West Los Angeles facility, which the Company intends to install in its other facilities over the next few years. The Company believes this system is the most advanced in the media industry with respect to security, environmental control and access features.

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

RECENT ACQUISITIONS

    The Company from time to time considers the acquisition of content delivery or other businesses complementary to its current operations. As part of its acquisition strategy, during 1997 the Company acquired four businesses:
Woodholly, Multi-Media, Video It and Fast Forward. During 1998 the Company acquired three businesses: the Dub House, All Post and Dubs.

    The Company acquired the Dub House in June 1998. The Dub House provides video duplication, distribution and video content storage to major advertising agencies and, to a lesser extent, provides ancillary services to its customers. The acquisition of The Dub House, located in Dallas, Texas reduces the amount of subcontracted distribution and production work needed in this geographic area. The acquisition also increased the Company's advertising agency client base. The purchase price for the Dub House consisted of $1.5 million in cash and up to $0.2 million in contingent earn-out payments. At December 31, 1998, no contingent earn-out payments had yet been earned or accrued.

    All Post, which the Company acquired in June 1998, provides full service duplication, distribution, video content storage, audio and video editing services and ancillary services to major motion picture studios and independent production. The acquisition of All Post, with facilities in Burbank, California added certain new customer relationships, increased business with existing clients and enabled the Company to offer a more complete range of services to its customers, thereby capturing a larger portion of its customers' business. The purchase price consisted of an initial cash payment of $13.0 million, and up to $1.4 million in contingent earn-out payments. At December 31, 1998, no contingent earn-out payments had yet been earned or accrued.

    In November 1998, the Company acquired substantially all of the assets of Dubs, a provider of full service duplication, distribution, video content storage and ancillary services. The acquisition of Dubs, the Company's primary competitor in the important Hollywood market, increases the Company's market share in all aspects of media management services. The purchase price consisted of $11.9 million (including the repayment of $3.9 million in debt) and a contingent earn-out of up to $3.3 million in the Company's common stock. At December 31, 1998, the earn-out had not yet been earned or accrued.

SALES AND MARKETING

    The Company markets its services through a combination of industry referrals, formal advertising, trade show participation, special client events, and its internet website. While VDI relies primarily on its reputation and business contacts within the industry for the marketing of its services, the Company has also expanded its direct sales force to communicate the capabilities and competitive advantages of the Company's services to potential new customers. In addition, the Company's sales force solicits corporate advertisers who may be in a position to influence agencies in directing deliveries through the Company. The Company currently has sales representatives located in Los Angeles, San Francisco, and New York. The Company's marketing programs are directed toward communicating its unique capabilities and establishing itself as the predominant value-added distribution network for the motion picture and advertising industries.

    In addition to its traditional sales efforts directed at those individuals responsible for placing orders with VDI's facilities, the Company also strives to negotiate "preferred vendor" relationships with its major customers. Through this process, the Company negotiates discounted rates with large volume clients in return for being promoted within the client's organization as an established and accepted vendor. This selection process tends to favor larger service providers such as VDI that (i) offer lower prices through scale economies; (ii) have the capacity to handle large orders without outsourcing to other vendors; and (iii) can offer a strategic partnership on technological and other industry-specific issues. To date, the Company has successfully negotiated two such agreements with major entertainment studios, both of which expire within the next twelve months.

CUSTOMERS

    Since its inception in 1990, VDI has added customers and increased its sales through acquisitions and a combination of reliability, timeliness, quality and price. The integration of the Company's regional facilities through Broadcast One has given its customers a time advantage in the ability to deliver broadcast quality material. The Company markets its services to major and independent motion picture and television production companies, advertising agencies, television program suppliers and, on a more limited basis, national television networks, infomercial providers, local television stations, television program syndicators, corporations and educational institutions. The Company's motion picture clients include The Walt Disney Motion Picture Group, the Columbia/Tri Star Motion Picture Companies, Twentieth Century Fox, Universal Studios, Inc., Warner Bros., Metro-Goldwyn-Mayer Film Group and Paramount Pictures Corporation. The Company's advertising agency customers include TBWA/Chiat Day, Young & Rubicam and Saatchi & Saatchi.

    The Company solicits the motion picture and television industries, advertisers and their agencies to generate revenues. In the year ended December 31, 1998, the seven major motion picture studios accounted for approximately 52.3% of the Company's revenues. The Walt Disney Company and its subsidiaries accounted for approximately 13.1% of the Company's revenues for the year ended December 31, 1998. In the year ended December 31, 1997, Viacom, Inc. (which includes Paramount Pictures Corporation and Worldvision Enterprises) accounted for approximately 11.9% of the Company's revenues.

    The Company generally does not have long-term or exclusive agreements with its clients. Because clients generally do not make arrangements with the Company until shortly before its facilities and services are required, the Company usually does not have any significant backlog of service orders. The Company's services are generally offered on an hourly or per unit basis based on volume.

CUSTOMER SERVICE

    VDI believes it has built its strong reputation in the market with a commitment to customer service. VDI receives customer orders via courier services, telephone, telecopier and the Internet. The customer service staff develops strong relationships with clients within the studios and advertising agencies and is trained to emphasize the Company's ability to confirm delivery, meet difficult delivery time frames and provide reliable and cost-effective service. Several studios are customers because of the Company's ability to meet often changing or rush delivery schedules.

    The Company has a customer service staff of 78 people, at least one member of which is available 24 hours a day. This staff serves as a single point of problem resolution and supports not only the Company's customers, but also the television stations and cable systems to which the Company delivers.

COMPETITION

    The video duplication and distribution industry is a highly competitive service-oriented business. Certain competitors (both independent companies and divisions of large companies) provide all or most of the services provided by the Company, while others specialize in one or several of these services. Substantially all of the Company's competitors have a presence in the Los Angeles area, which is currently the largest market for the Company's services. Due to the current and anticipated future demand for video duplication and distribution services in the Los Angeles area, the Company believes that both existing and new competitors may expand or establish video service facilities in this area.

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

    The principal competitive factors affecting this market are reliability, timeliness, quality and price. The Company competes with a variety of duplication and distribution firms, certain post-production companies and, to a lesser extent, the in-house operations of major motion picture studios and ad agencies. Some of these competitors have long-standing ties to clients that will be difficult for the Company to change. Several companies have systems for delivering video content electronically. Moreover, some of these firms, such as Vyvx (a subsidiary of the Williams Companies), Digital Generation Systems, Inc., Todd AO Corporation, Four Media Company, and other post-production companies may have greater financial, operational and marketing resources, and may have achieved a higher level of brand recognition, than the Company. As a result, there is no assurance that the Company will be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality, price or otherwise.

EMPLOYEES

    The Company had 572 full-time employees as of December 31, 1998. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company currently leases all 17 of its facilities. Ten of these facilities have production capabilities and/or sales activities, five are storage vaults and two are no longer used. Of the two no longer used, one is currently in negotiations to be sublet, and the lease on the other expires in July 1999. The lease terms expire at various dates from May 1999 to October 2008. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 1998:

                                                                                        SQUARE
LOCATION                                                                                FOOTAGE
-------------------------------------------------------------------------------------  ---------
Hollywood, CA........................................................................     32,000
Hollywood, CA........................................................................     32,000
Hollywood, CA........................................................................     45,000
Hollywood, CA........................................................................      4,000
Hollywood, CA........................................................................      7,200
Hollywood, CA........................................................................     13,000
Hollywood, CA........................................................................      3,000
Hollywood, CA........................................................................     27,000
Hollywood, CA........................................................................     13,400
North Hollywood, CA..................................................................     27,000
Santa Monica, CA.....................................................................     13,400
San Francisco, CA....................................................................      3,300
San Francisco, CA....................................................................     10,200
Tulsa, OK............................................................................     22,500
Chicago, IL..........................................................................     12,200
New York, NY.........................................................................      9,000
Dallas, TX...........................................................................      4,500

ITEM 3. LEGAL PROCEEDINGS

    The Company is currently preparing for an arbitration proceeding, to commence on May 17, 1999, with the prior owners of Video It, which the Company purchased in October 1997. The prior owners believe they were wrongfully terminated from the Company and are seeking damages. The Company believes it does not owe any amounts related to this matter. Furthermore, the Company has a counter-claim outstanding against the prior owners of Video It. The Company does not believe that the resolution of this proceeding will have a material adverse effect on its financial condition.

    The Company is not currently involved in any other material legal proceedings.

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

                                                                                                   COMMON STOCK
                                                                                               --------------------
                                                                                                  LOW       HIGH
                                                                                               ---------  ---------
YEAR ENDED DECEMBER 31, 1997
  First Quarter (from February 19, 1997).....................................................  $    6.50  $    7.50
  Second Quarter.............................................................................  $    6.00  $   12.00
  Third Quarter..............................................................................  $   11.25  $   15.38
  Fourth Quarter.............................................................................  $    8.13  $   14.00

YEAR ENDING DECEMBER 31, 1998
  First Quarter..............................................................................  $    9.38  $   16.50
  Second Quarter.............................................................................  $    9.75  $   19.63
  Third Quarter..............................................................................  $    7.25  $   11.88
  Fourth Quarter.............................................................................  $    7.50  $    9.81

YEAR ENDING DECEMBER 31, 1999
  First Quarter (through March 25, 1999).....................................................  $    4.31  $   10.00

    On March 29, 1999, the closing sale price of the Common Stock as reported on the NNM was $5.50 per share. As of March 29, 1999, there were 18 holders of record of the Common Stock.

DIVIDENDS

    Other than distributions by the Company to shareholders of record prior to the Initial Public Offering of previously taxed and undistributed earnings (the "S Corp distributions"), the Company did not pay dividends on its Common Stock during the years ended December 31, 1996, 1997 or 1998 and currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following data, insofar as it relates to each of the years 1994 to 1998, has been derived from annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                              1994(1)     1995       1996       1997       1998
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Revenues.................................................  $  14,468  $  18,538  $  24,780  $  40,772  $  59,697
  Cost of goods sold.......................................     10,042     11,256     14,933     24,898     36,454
                                                             ---------  ---------  ---------  ---------  ---------
  Gross profit.............................................      4,426      7,282      9,847     15,874     23,243
  Selling, general and administrative expense..............      3,545      5,181      5,720      9,253     13,201
  Costs related to establishing a new facility.............        981         --         --         --         --
  Dispute settlement.......................................        458         --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
  Operating income (loss)..................................       (558)     2,101      4,127      6,621     10,042
  Interest expense, net....................................        271        333        223         68        976
  Provision for income tax(2)..............................         --         26         68      2,572      3,756
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss)........................................  $    (829) $   1,742  $   3,836  $   3,981  $   5,310
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Earnings per Share(3):
    Basic..................................................  $   (0.12) $    0.26  $    0.58  $    0.44  $    0.55
    Diluted................................................  $   (0.12) $    0.26  $    0.58  $    0.43  $    0.54
Weighted Average Common Shares Outstanding(3):
    Basic..................................................      6,660      6,660      6,660      9,123      9,737
    Diluted................................................      6,660      6,660      6,660      9,208      9,816
OTHER DATA
  EBITDA(4)................................................  $   2,209  $   3,680  $   5,781  $  10,343  $  14,918
  Cash flows provided by operating activities..............      1,121      2,553      6,306      6,317      6,420
  Cash flows (used in) provided by financing activities....        977     (1,061)    (4,966)     9,945     26,712
  Capital expenditures.....................................      2,071      1,137      1,191      1,686      6,798
SELECTED BALANCE SHEET DATA
  Cash and cash equivalents................................  $      60  $     415  $     564  $   2,921  $   2,048
  Working capital (deficit)................................     (1,329)     1,079      1,925      5,354      8,863
  Property and equipment, net..............................      4,402      3,992      3,520      7,808     17,655
  Total assets.............................................      8,189      9,340     11,178     32,907     64,849
  Borrowings under revolving credit agreements.............      1,644        100         --      1,086        233
  Long-term debt, net of current portion...................      1,457      2,150      1,177      1,279     22,448
  Shareholders' equity.....................................      1,706      3,019      5,241     21,532     28,910

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

(3) Earnings per Share is calculated after giving effect to the 333-for-1 common stock split in May 1996 and restatement for the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Contingently issuable shares under the Dubs' earn-out provision did not have a dilutive effect on Earnings per Share at December 31, 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN OF THE STATEMENTS IN THIS ANNUAL REPORT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN, INCLUDING BUT NOT LIMITED TO COMPETITION, CUSTOMER AND INDUSTRY CONCENTRATION, DEPENDENCE ON TECHNOLOGICAL DEVELOPMENTS, RISKS RELATED TO EXPANSION, DEPENDENCE ON KEY PERSONNEL, FLUCTUATING RESULTS AND SEASONALITY AND CONTROL BY MANAGEMENT. SEE THE RELEVANT DISCUSSIONS IN THE COMPANY'S DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 AS DECLARED EFFECTIVE ON FEBRUARY 14, 1997, FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

OVERVIEW

    The Company generates revenues principally from duplication, distribution and ancillary services. Duplication services consist of the physical duplication of video materials from a source video or audiotape "master" to a target tape "clone." Distribution services include the physical or electronic distribution of video and audio materials to a customer-designated location utilizing one or more of the Company's delivery methods. Distribution services typically consist of deliveries of national television spot commercials and electronic press kits and associated trafficking instructions to designated stations and supplemental deliveries to non-broadcast destinations. Ancillary services include video and audio editing, element storage, closed captioning, transcription services, standards conversion, video encoding for air play verification, audio post-production and layback and foreign language mastering.

RESULTS OF OPERATIONS

    The following table sets forth the amount, and percentage relationship to revenues, of certain items included within the Company's Statement of Operations for the years ended December 31, 1996, 1997 and 1998.

                                                                      YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                        1996                    1997                    1998
                                               ----------------------  ----------------------  ----------------------
                                                          PERCENT OF              PERCENT OF              PERCENT OF
                                                AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                               ---------  -----------  ---------  -----------  ---------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Revenues.....................................  $  24,780       100.0%  $  40,772       100.0%  $  59,697       100.0%
Costs of goods sold..........................     14,933        60.3      24,898        61.1      36,454        61.1
                                               ---------  -----------  ---------  -----------  ---------  -----------
Gross profit.................................      9,847        39.7      15,874        38.9      23,243        38.9
Selling, general and administrative
  expense....................................      5,720        23.1       9,253        22.7      13,201        22.1
                                               ---------  -----------  ---------  -----------  ---------  -----------
Operating income.............................      4,127        16.7       6,621        16.2      10,042        16.8
Interest expense, net........................        223         0.9          68         0.2         976         1.6
Provision for income taxes...................         68         0.3       2,572         6.3       3,756         6.3
                                               ---------  -----------  ---------  -----------  ---------  -----------
                                               $   3,836        15.5%  $   3,981         9.8%  $   5,310         8.9%
                                               ---------  -----------  ---------  -----------  ---------  -----------
                                               ---------  -----------  ---------  -----------  ---------  -----------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES. Revenues increased by $18.9 million or 46.4% to $59.7 million for the year ended December 31, 1998 compared to $40.8 million for the year ended December 31, 1997. This increase in revenue was due to increased volume resulting from (i) the acquisitions of All Post, Dubs, and the Dub House and
(ii) substantially increased marketing of the Company's media services. Revenues at the All Post division were negatively affected by a substantial decrease in the use of its services by one of its large clients. Management does not expect sales to this client to increase in the near future.

    GROSS PROFIT. Gross profit increased $7.3 million or 46.4% to $23.2 million for the year ended December 31, 1998 compared to $15.9 million for the year ended December 31, 1997. As a percentage of revenues, gross profit remained at 38.9%. The gross margin increased for VDI's core businesses, however, this increase was offset by lower margins at the newly acquired All Post facility. All Post was affected by increased fixed costs, as a percent of sales, due to a substantial decrease in the use of its services by one of its large clients. The decrease in revenue was not offset by a corresponding elimination of redundant costs or reduction in production wages.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $3.9 million or 42.7% to $13.2 million for the year ended December 31, 1998 compared to $9.3 million for the year ended December 31, 1997. As a percentage of revenues, selling, general and administrative expense decreased to 22.1% for the year ended December 31, 1998 compared to 22.7% for the year ended December 31, 1997. This decrease was primarily due to a decrease in administrative wages as a percentage of revenue in the year ended December 31, 1998. This decrease was partially offset by higher than expected administrative wages at the Company's All Post division. The Company has subsequently taken steps to reduce excess wages at this division.

    OPERATING INCOME. Operating income increased $3.4 million or 51.7% to $10.0 million for the year ended December 31, 1998 compared to $6.6 million for the year ended December 31, 1997. As a percentage of revenue, operating income increased from 16.2% to 16.8%.

    INTEREST EXPENSE. Interest expense increased 239% from $294,000 in 1997 to $997,000 in the current year. This increase was due to increased borrowings under the Company's debt agreements related to the acquisitions of the Dub House, All Post, and Dubs.

    INCOME TAXES. The Company's effective income tax rate was 41.4% for 1998 and 39.2% for 1997. The difference in effective rates was primarily due to the conversion of the Company's income tax status from an S Corporation to a C Corporation.

    NET INCOME. Net income for the year ended December 31, 1998 increased $1.3 million or 33.4% to $5.3 million compared to $4.0 million for the year ended December 31, 1997.

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

    Since its inception, the Company has financed its operations through internally generated cash flow, borrowings under lending agreements with financial institutions, the Initial Public Offering and, to a lesser degree, borrowings from related parties. In the first quarter of 1997, the Company completed its Initial Public Offering. The net proceeds of the Initial Public Offering to the Company were approximately $17.9 million after deducting the underwriters' discounts and commissions and offering expenses.

    At December 31, 1998, the Company's cash and cash equivalents aggregated $2.0 million and net working capital was $8.9 million. The Company's operating activities provided cash of $6.3 million in 1996 and 1997, and $6.4 million for the year ended December 31, 1998.

    The Company's investing activities used cash of $1.2 million in 1996, $13.9 million in 1997 and $34.0 million for the year ended December 31, 1998. Investing activities during 1998 included the expenditure of $27.2 million for acquisitions and $6.8 million for the addition and replacement of capital equipment, investments in facility consolidations and upgrades to management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional video equipment in order to increase capacity or replace existing equipment. The Company expects to spend approximately $4.5 million during 1999 on capital expenditures for the addition and replacement of equipment and for management information system upgrades.

    The Company's financing activities used cash of $5.0 million in 1996 and provided cash of $9.9 million in 1997 and $26.7 million in the year ended December 31, 1998. Cash flows from financing activities during the year ended December 31, 1998 include the effect of the bank credit facility, which raised proceeds of $29.0 million. Using the proceeds of the credit facility, the Company paid $27.2 million in cash for acquisitions.

    The Company acquired All Post in June 1998. The purchase price consisted of an initial cash payment of $13.0 million, net of assumed liabilities, and up to $1.4 million in contingent earn-out payments. The earn-out is to be earned and paid based upon All Post attaining certain gross profit goals as set forth in the purchase agreement, through June 1999.

    In November 1998, the Company acquired Dubs. The purchase price for Dubs consisted of $11.9 million in cash (including the immediate repayment of $3.9 million of indebtedness) and a contingent earn-out payment of up to $3.3 million in the Company's common stock. The earn-out is to be earned and paid based upon Dubs meeting certain earnings goals as a separate division of the Company.

    Goodwill arising from the All Post acquisition, the Dubs acquisition and the acquisition of the Dub House will be amortized over 20 years. The contingent purchase price for such acquisitions, to the extent earned, will be treated as an increase in goodwill. These acquisitions were accounted for by the Company under the purchase method of accounting.

    The Company has a $6.0 million revolving credit agreement with Union Bank of California (the "Bank") which expires on November 1, 1999. There was $0.2 million outstanding under the Union Bank Credit Agreement at December 31, 1998. The Company also has $28.0 million outstanding on a term loan with the Bank at December 31, 1998. These loans are secured by substantially all of the Company's assets and include covenants regarding the maintenance of various financial ratios. At December 31, 1998, the Company was in compliance with these covenants. The loan matures on October 31, 2003.

    Management believes that cash generated from its revolving credit agreement, its ongoing operations and existing working capital will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months. The Company believes that its current banking relationship will be enhanced through the potential availability of a larger acquisition credit facility.

    The Company reviews the acquisition of businesses complementary to its current operations on an ongoing basis and, depending on the number, size and timing of such transactions, may be required to secure additional financing.

YEAR 2000 COMPLIANCE ISSUE

    STATE OF READINESS. The Company is currently working to resolve the potential impact of the Year 2000 problem on its computer systems and computerized equipment. The Year 2000 problem is a result of computer programs having been written using two rather than four digits to identify an applicable year. Any information technology systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The problem also extends to non-information technology systems that rely on embedded chip systems.

    The Company has divided the Year 2000 readiness task by the following functional areas: Information technology ("IT") infrastructure, business systems, operational systems, facilities, and business partners. IT infrastructure includes the Company's wide area networks, local area networks, servers, desktop computers, and telephone systems. Business systems include mainframe and midrange computer hardware and applications. Operational systems include equipment used for the Company's day-to-day operations in the post-production business and editing and graphics equipment. Facilities include fire, life, and safety equipment, elevators and alarm systems. Business partners include suppliers and vendors, financial institutions, benefit providers, payroll services, and customers. The Company has appointed a task force chaired by its chief financial officer and coordinated by its information systems director.

    The Company has developed a four phase approach to resolving the Year 2000 issues that are reasonably within its control. The four phases of the program include inventory, assessment, remediation and testing, and implementation. The inventory phase consists of a company wide inventory of computer hardware, software, business applications, and operational and facilities equipment. The inventory is then used to generate a master assessment list and identify equipment vendors. The assessment phase consists of identifying at-risk systems and products and ranking the products by criticality to the business. Each product is then assigned to a task force member to determine whether the product is in compliance and, if not, whether the system should be upgraded or replaced. The remediation and testing phase consists of developing a project plan, defining and implementing steps required to bring the systems or products into compliance, defining a test plan to verify compliance, and documenting the test results. The final phase is implementing remediation on systems and products company wide.

    The Company has been in the process of analyzing and upgrading its IT systems (i.e., its IT infrastructure and business systems) since early 1998, including upgrading all of its PC hardware, operating systems, and office automation software. With respect to the remaining IT systems, the Company has completed its inventory phase and anticipates completion of its assessment and testing phases by May 30, 1999. With respect to non-IT systems, including operational systems and facilities systems, the Company has completed its inventory phase and anticipates completion of the assessment phase by June 30, 1999.

    The Company anticipates completion of all phases of its compliance program in both IT and non-IT systems by the end of the third quarter of 1999.

    THIRD PARTIES. Like every other business, the Company is at risk from potential Year 2000 failures on the part of its major business counterparts, including suppliers, vendors, financial institutions, benefit providers, payroll services, and clients, as well as potential failures in public and private infrastructure services, including electricity, water, transportation, and communications. The Company has initiated communications with significant third party businesses to assess their efforts in addressing Year 2000 issues and is in the process of determining the Company's vulnerability if these third parties fail to remediate their Year 2000 problems. There can be no guarantee that the systems of third parties will be timely remediated, or that such parties' failure to remediate Year 2000 issues would not have a material adverse effect on the Company.

    COSTS. Costs incurred to date in addressing the Year 2000 issue have not been material and are being funded through operating cash flows. The Company anticipates that it may incur significant costs associated with replacing non-compliant systems and equipment. In addition, the Company anticipates that it will incur additional costs in the form of redeployment of internal resources from other activities. The Company does not expect these redeployments to have a material adverse effect on other ongoing business operations of the Company. Based upon the information currently available to the Company, costs associated with addressing the Year 2000 issue are expected to be between $350,000 and $500,000.

    RISKS. System failures resulting from the Year 2000 problem could potentially affect operations and financial results in all aspects of the Company's business. For example, failures could affect all aspects of the Company's videotape duplication and distribution, post production and ancillary operations, as well as inventory records, payroll operations, security, billing, and collections. At this time the Company believes that its most likely worst case scenario involves potential disruption in areas in which the Company's operations must rely on third parties whose systems may not work properly after January 1, 2000. As a result of Year 2000 related failures of the Company's or third parties' systems, the Company could suffer a material adverse impact on its future results. Such an impact may result in a fluctuation in the price of the Company's common stock.

    CONTINGENCY PLAN. The Company does not currently have a comprehensive contingency plan with respect to the Year 2000 problem. However, the Company has created a task force comprised of financial and technical employees that is prepared to address any Year 2000 issues as they arise. The Company will continue to develop its contingency plan during 1999 as part of its ongoing Year 2000 compliance effort.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Item 8 are set forth in the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement of the registrant to be filed with the Commission not later than April 29, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1998) in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K under Form 10K/A.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1998) in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1998) in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in amendment to this Annual Report on Form 10-K under Form 10K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1998) in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents Filed as Part of this Report:

        (1) Financial Statements

                                                                                           PAGE
                                                                                         ---------
Report of Independent Accountants......................................................        F-1
Consolidated Balance Sheet at December 31, 1997 and 1998...............................        F-2
Consolidated Statement of Income for each of the three years in the period ended
  December 31, 1998....................................................................        F-3
Consolidated Statement of Shareholders' Equity for each of the three years in the
  period ended December 31, 1998.......................................................        F-4
Consolidated Statement of Cash Flows for each of the three years in the period ended
  December 31, 1998....................................................................        F-5
Notes to Consolidated Financial Statements.............................................        F-6

    The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(1):

        Schedule II Valuation and Qualifying Accounts Page

    All other financial statement schedules not listed above have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

        (2) Exhibits

  3.1 Restated Articles of Incorporation of the Company (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the SEC) on May 17, 996 (the S-1) filed with the
         SEC on December 31, 1996 (Amendment No. 1)).

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

 10.14 Asset Purchase Agreement, dated as of June 12, 1998 by and between VDI
         Media and All Post, Inc. (incorporated by reference to the Company's
         Form 8-K filed on June 29, 1998).

 10.15 Asset Purchase Agreement, dated as of November 9, 1998 by and among VDI
         Media, Dubs Incorporated, Vincent Lyons and Barbara Lyons (incorporated by reference to the Company's Form 8-K filed on December 2, 1998).

 21.   Subsidiaries of the registrant.

 23.   Consent of Independent Accountants.

 27.   Financial Data Schedule.

    (b) Reports on 8-K:

    The Company filed a report on Form 8-K (Item 2) on December 2, 1998.

                                   VDI MEDIA
                 Schedule II--Valuation and Qualifying Accounts

                                                   BALANCE AT   CHARGED TO    PURCHASE                 BALANCE AT
                                                    BEGINNING    COSTS AND   ACCOUNTING                  END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS                     OF PERIOD    EXPENSES    ADJUSTMENTS  RECOVERIES     PERIOD
-------------------------------------------------  -----------  -----------  -----------  -----------  ----------
Year ended December 31, 1998.....................   $ 607,000    $  51,000    $ 220,000           --   $  878,000

Year ended December 31, 1997.....................   $ 460,000           --    $ 177,000    $ (30,000)  $  607,000

Year ended December 31, 1996.....................   $ 350,000    $ 110,000           --           --   $  460,000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of VDI Media

    In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of VDI Media and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Costa Mesa, California
February 23, 1999

                                   VDI MEDIA

                           CONSOLIDATED BALANCE SHEET

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents........................................................  $   2,921,000  $   2,048,000
  Accounts receivable, net of allowances for doubtful accounts of $607,000 and
    $878,000, respectively.........................................................     11,532,000     17,329,000
  Inventories......................................................................        285,000        734,000
  Prepaid expenses and other current assets........................................        382,000        976,000
  Deferred income taxes............................................................        330,000        917,000
                                                                                     -------------  -------------
    Total current assets...........................................................     15,450,000     22,004,000
Property and equipment, net (Note 4)...............................................      7,808,000     17,655,000
Deferred income taxes..............................................................        119,000             --
Other assets, net..................................................................        124,000        406,000
Goodwill and other intangibles.....................................................      9,406,000     24,784,000
                                                                                     -------------  -------------
                                                                                     $  32,907,000  $  64,849,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................  $   3,964,000  $   4,480,000
  Accrued expenses.................................................................      3,147,000      1,528,000
  Income taxes payable.............................................................        791,000        548,000
  Borrowings under revolving credit agreement (Note 5).............................      1,086,000        233,000
  Current portion of notes payable (Note 6)........................................        350,000      5,827,000
  Current portion of capital lease obligations (Note 6)............................        758,000        525,000
                                                                                     -------------  -------------
    Total current liabilities......................................................     10,096,000     13,141,000
                                                                                     -------------  -------------
Deferred tax liability.............................................................             --        350,000
                                                                                     -------------  -------------
Notes payable, less current portion (Note 6).......................................        552,000     22,234,000
                                                                                     -------------  -------------
Capital lease obligations, less current portion (Note 6)...........................        727,000        214,000
                                                                                     -------------  -------------
Commitments and contingencies (Note 8)
Shareholders' equity:
  Preferred stock--no par value; 5,000,000 shares authorized; none outstanding.....             --             --
  Common stock--no par value; 50,000,000 shares authorized; 9,580,000 and 9,776,094
    shares issued and outstanding, respectively....................................     18,880,000     20,948,000
  Retained earnings................................................................      2,652,000      7,962,000
                                                                                     -------------  -------------
    Total shareholders' equity.....................................................     21,532,000     28,910,000
                                                                                     -------------  -------------
                                                                                     $  32,907,000  $  64,849,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                   VDI MEDIA

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1997           1998
                                                                      -------------  -------------  -------------
Revenues............................................................  $  24,780,000  $  40,772,000  $  59,697,000
Cost of goods sold..................................................     14,933,000     24,898,000     36,454,000
                                                                      -------------  -------------  -------------
Gross profits.......................................................      9,847,000     15,874,000     23,243,000
                                                                      -------------  -------------  -------------
Selling, general, and administrative expense........................      5,720,000      9,253,000     13,201,000
                                                                      -------------  -------------  -------------
Operating income....................................................      4,127,000      6,621,000     10,042,000
Interest expense....................................................        291,000        294,000        997,000
Interest income.....................................................         68,000        226,000         21,000
                                                                      -------------  -------------  -------------
Income before income taxes..........................................      3,904,000      6,553,000      9,066,000
Provision for income taxes..........................................         68,000      2,572,000      3,756,000
                                                                      -------------  -------------  -------------
Net income..........................................................  $   3,836,000  $   3,981,000  $   5,310,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Earnings per share:
  Basic:
    Net income per share............................................  $        0.58  $        0.44  $        0.55
    Weighted average number of shares...............................      6,660,000      9,122,575      9,737,392
Diluted:
  Net income per share..............................................  $        0.58  $        0.43  $        0.54
  Weighted average number of shares including the dilutive effect of stock options (85,365 and 78,513 for 1997 and 1998,
    respectively)...................................................      6,660,000      9,207,940      9,815,905

   The accompanying notes are an integral part of these financial statements.

                                   VDI MEDIA

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                               COMMON STOCK                            TOTAL
                                                         -------------------------    RETAINED     SHAREHOLDER'S
                                                           SHARES       AMOUNT        EARNINGS        EQUITY
                                                         ----------  -------------  -------------  -------------
Balance at December 31, 1995...........................   6,660,000  $   1,015,000  $   2,004,000  $   3,019,000
Net income.............................................          --             --      3,836,000      3,836,000
Distributions to shareholders..........................          --             --     (1,614,000)    (1,614,000)
                                                         ----------  -------------  -------------  -------------
Balance at December 31, 1996...........................   6,660,000      1,015,000      4,226,000      5,241,000
Net income.............................................          --             --      3,981,000      3,981,000
Distributions to shareholders..........................                                (5,555,000)    (5,555,000)
Common shares issued...................................   2,920,000     17,865,000             --     17,865,000
                                                         ----------  -------------  -------------  -------------
Balance at December 31, 1997...........................   9,580,000     18,880,000      2,652,000     21,532,000
Net income.............................................          --             --      5,310,000      5,310,000
Shares issued in connection with company
  acquisitions.........................................      30,770        342,000             --        342,000
Shares issued in connection with exercise of stock
  options..............................................     165,324      1,157,000             --      1,157,000
Tax effect of exercise of stock options................          --        569,000             --        569,000
                                                         ----------  -------------  -------------  -------------
Balance at December 31, 1998...........................   9,776,094  $  20,948,000  $   7,962,000  $  28,910,000
                                                         ----------  -------------  -------------  -------------
                                                         ----------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                   VDI MEDIA

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                        1996            1997            1998
                                                                    -------------  --------------  --------------
Cash flows from operating activities:
  Net income......................................................  $   3,836,000  $    3,981,000  $    5,310,000
  Adjustments to reconcile net income to net cash provided by
    operating activities..........................................             --              --              --
  Depreciation and amortization...................................      1,654,000       3,722,000       4,876,000
  Provision for doubtful accounts.................................        110,000         (30,000)         51,000
  Gain on sale of equipment.......................................             --         (11,000)             --
  Increase in deferred income taxes...............................             --        (460,000)       (118,000)
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable......................       (249,000)     (2,943,000)         49,000
  (Increase) decrease in amounts receivable from employees........        (17,000)        220,000              --
  Decrease in inventories.........................................         34,000           9,000         185,000
  Decrease (increase) in prepaid expenses and other current
    assets........................................................         59,000        (141,000)       (196,000)
  Increase in other assets........................................             --         (18,000)       (162,000)
  Increase (decrease) in accounts payable.........................        158,000          46,000      (1,995,000)
  Increase (decrease) in accrued expenses.........................        721,000       1,151,000      (1,906,000)
  Increase in income taxes payable................................             --         791,000         326,000
                                                                    -------------  --------------  --------------
    Net cash provided by operating activities.....................      6,306,000       6,317,000       6,420,000
Cash used in investing activities:
  Capital expenditures............................................     (1,191,000)     (1,686,000)     (6,798,000)
  Proceeds from sale of assets....................................             --          18,000              --
  Acquisitions, net of cash acquired..............................             --     (12,237,000)    (27,207,000)
                                                                    -------------  --------------  --------------
    Net cash used in investing activities.........................     (1,191,000)    (13,905,000)    (34,005,000)
Cash flows from financing activities:
  Distributions to shareholders...................................     (1,614,000)     (5,555,000)             --
  Change in revolving credit agreement............................       (100,000)        686,000        (853,000)
  Proceeds from sale of common stock..............................             --      17,865,000              --
  Proceeds from exercise of stock options.........................             --              --       1,157,000
  Proceeds from bank note.........................................             --              --      29,000,000
  Repayment of notes payable......................................       (764,000)     (4,079,000)     (1,846,000)
  Repayment of notes payable to related parties...................       (255,000)
  Repayment of capital lease obligations..........................       (144,000)     (1,062,000)       (746,000)
  (Increase) decrease in amount receivable from officer...........     (1,214,000)      1,214,000              --
  (Increase) decrease in deferred offering costs..................       (875,000)        876,000              --
                                                                    -------------  --------------  --------------
    Net cash (used in) provided by financing activities...........     (4,966,000)      9,945,000      26,712,000
Net increase (decrease) in cash...................................        149,000       2,357,000        (873,000)
Cash and cash equivalents at beginning of period..................        415,000         564,000       2,921,000
                                                                    -------------  --------------  --------------
Cash and cash equivalents at end of period........................  $     564,000  $    2,921,000  $    2,048,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Supplemental disclosure cash flows information:
  Cash paid for:
    Interest......................................................  $     296,000  $      276,000  $      997,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
    Income tax....................................................  $      72,000  $    2,241,000  $    3,779,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

   The accompanying notes are an integral part of these financial statements.

                                   VDI MEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

    VDI Media (the "Company") provides video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, archive and distribute its clients' video content, including television programming, spot advertising and movie trailers. The Company provides worldwide electronic distribution, using fiber optics and satellites. The Company delivers commercials, movie trailers, electronic press kits, infomercials and syndicated programming, by both physical and electronic means, to thousands of broadcast outlets worldwide.

    In February 1997, the Company completed the sale of a portion of its common shares in an initial public offering. Prior to the offering, the Company had elected S-Corporation status for federal and state income tax purposes. As a result of the offering, the S-Corporation status terminated. Thereafter, the Company has paid federal and state income taxes as a C-Corporation (see Note 7).

    In May 1996, the Company effected a 333-for-1 common stock split and increased the number of authorized shares to 50,000,000. All share amounts in the accompanying financial statements have been retroactively restated to reflect this split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    CASH AND CASH EQUIVALENTS

    Cash equivalents represent highly liquid short-term investments with original maturities of less than 90 days.

    REVENUES AND RECEIVABLES

    The Company records revenues and receivables at the time products are delivered to customers or services are performed. Although sales and receivables are concentrated in the entertainment industry, credit risk is limited due to the financial stability of the customer base. The Company performs on-going credit evaluations and maintains reserves for potential credit losses. Such losses have historically been within management's expectations.

    INVENTORIES

    Inventories comprise raw materials, principally tape stock, and are stated at the lower of cost or market. Cost is determined using the average cost method.

                                   VDI MEDIA

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    PROPERTY AND EQUIPMENT

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

    GOODWILL AND OTHER INTANGIBLES

    Goodwill is amortized on a straight-line basis over 20 years. The Company evaluates the recoverability of goodwill and reviews the amortization periods on a regular basis. Recoverability is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1997 and 1998, no impairment was indicated. Other intangibles consist primarily of covenants not to compete and are amortized on a straight-line basis over 3-5 years. Amortization expense totaled $288,000 and $954,000 for the two years in the period ended December 31, 1998, respectively.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but provides pro forma disclosures of net income and earnings per share measured using fair value method defined by FAS 123.

    EARNINGS PER SHARE

    Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") and related interpretations. FAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS").

                                   VDI MEDIA

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method. Earnings per share for all prior periods have been restated to reflect the adoption of FAS 128.

3. ACQUISITIONS:

    On November 9, 1998, the Company acquired substantially all of the assets of Dubs, Inc. ("Dubs"). Dubs provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios and independent production companies for both domestic and international use. As consideration, the Company will pay Dubs a maximum of $15,237,000, of which $10,437,000 was paid in the fourth quarter of 1998. The remaining balance consists of $1,500,000 which was held back to secure any required post-closing purchase price adjustments, and $3,300,000 in the Company's common stock which is subject to earn-out provisions based upon Dubs attaining certain performance goals through December 1999.

    On June 12, 1998, the Company acquired substantially all of the assets of All Post, Inc. ("All Post"). All Post provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios and independent production companies for both domestic and international use. As consideration, the Company will pay All Post a maximum of $14,434,000, of which $13,000,000 was paid in the second quarter of 1998. The remaining balance is subject to earn-out provisions which are predicated upon All Post attaining certain gross profit goals, as set forth in the purchase agreement, through June 1999.

    On June 9, 1998, the Company acquired all of the assets of the Dub House, Inc. ("Dub House"). The Dub House distributes broadcast media for advertising agencies, independent producers and other broadcast media providers. As consideration, the Company will pay the owners of the Dub House a maximum of $1,700,000 of which $1,546,000 was paid in the second quarter of 1998. The remaining balance is subject to earn-out provisions which are predicated upon the Dub House attaining certain sales goals, as set forth in the purchase agreement, through June 1999. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill and amortized over the remaining useful life of goodwill.

    On November 21, 1997, the Company acquired all of the outstanding shares of Fast Forward, Inc. ("Fast Forward"), a provider of video duplication and distribution services primarily to advertising agencies and post production companies. The excess of purchase price over the fair value of net assets acquired was allocated to goodwill. The purchase price consisted of $1,400,000 of cash (of which $1,150,000 was included in accrued expenses at December 31, 1997 and paid during 1998), 30,770 shares of common stock which were issued subsequent to December 31, 1997, and earn-out payments of up to $600,000. The Company paid $108,000 in earn-outs during 1998.

    On October 7, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Video It, Inc. ("Video It"). Video It provides low-end audio and video editing, as well as duplication and distribution services, primarily for infomercials. The purchase price consisted of $75,000 in cash and earn-out payments of up to $600,000.

    In August 1997, the Company acquired all of the outstanding capital stock of Multi-Media Services, Inc. ("Multi-Media"). Multi-Media principally provides video duplication, distribution, and content

                                   VDI MEDIA

3. ACQUISITIONS: (CONTINUED)
storage to major advertising agencies. Through the acquisition of Multi-Media, the Company acquired facilities in Los Angeles, Chicago, New York and San Francisco. The purchase price paid by the Company for Multi-Media was $6,867,000 (including the immediate repayment of $1,545,000 of indebtedness). In addition, the Company may be required to pay, as an earn-out, up to an aggregate of $2,000,000, plus interest from the closing date, in the event that Multi-Media, as a separate subsidiary of the Company, achieves certain financial goals.

    On January 1, 1997, the Company acquired all of the assets and certain liabilities of Woodholly Productions ("Woodholly"). Woodholly provides full service video duplication, distribution, content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use. As consideration, the Company will pay the partners of Woodholly a maximum of $8,000,000, of which $4,000,000 was paid in January 1997. The remaining balance is subject to earn-out provisions which are predicated upon Woodholly attaining certain operating income goals, as set forth in the purchase agreement in each quarter through December 31, 2001. The Company paid $733,000 in earn-outs during 1998.

    The above acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent purchase price, to the extent earned, is recorded as an increase to goodwill and amortized over the remaining useful life of the goodwill. The consolidated financial statements reflect the operations of the acquired companies since the dates of their respective acquisition.

    The following table reflects unaudited pro forma combined results of operations of the Company, Multi-Media, All Post and Dubs as if the acquisitions had occurred on January 1, 1997.

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Net sales......................................................  $  80,382,000  $  80,503,000
Net income.....................................................  $   1,218,000  $   4,526,000
Basic and diluted earnings per share...........................  $        0.13  $        0.46

    These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments, including a pro forma provision for income taxes for Multi-Media and Dubs at 40 percent. Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisitions had been effective on January 1, 1997. Pro forma results of operations have not been presented for the Dub House, Fast Forward and Video It because the effect of these three acquisitions was not significant.

                                   VDI MEDIA

4. PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                     1997            1998
                                                                 -------------  --------------
Machinery and equipment........................................  $  13,268,000  $   22,616,000
Leasehold improvements.........................................      1,826,000       5,190,000
Equipment under capital lease..................................      1,934,000       2,609,000
Vehicles.......................................................        396,000         396,000
Computer equipment.............................................        350,000         732,000
                                                                 -------------  --------------
                                                                    17,774,000      31,543,000
Less accumulated depreciation and amortization.................     (9,966,000)    (13,888,000)
                                                                 -------------  --------------
                                                                 $   7,808,000  $   17,655,000
                                                                 -------------  --------------
                                                                 -------------  --------------

    Depreciation expense aggregated $1,654,000, $3,434,000 and $3,922,000, for the three years in the period ended December 31, 1998, respectively.

5. REVOLVING CREDIT AGREEMENT:

    The Company has a $6,000,000 revolving credit agreement with a bank. The outstanding borrowing on this line of credit at December 31, 1998 was $233,000. Interest accrues at the bank's reference rate (7.75% at December 31, 1998). The Company may, at its election, use a LIBOR based interest rate option with a margin of 1.25%. The terms of the revolving credit agreement include covenants regarding the maintenance of various financial ratios. At December 31, 1998, the Company was in compliance with these covenants. The revolving credit agreement expires on November 1, 1999.

    The Company also had a $600,000 revolving credit agreement with another bank which was paid in full upon the agreement's expiration on January 10, 1998.

6. LONG-TERM DEBT AND NOTES PAYABLE:

    TERM LOAN

    In November 1998, the Company borrowed $29,000,000 on a term loan with a bank, payable in 60 monthly installments of $483,000 plus interest. At December 31, 1998, the Company had $28,033,000 outstanding on this loan. The Company may, at its election, use LIBOR interest rate options which vary depending on the due dates of the principal payments. If the LIBOR interest rate option is not elected, interest accrues at the bank's reference rate (7.75% at December 31, 1998). At December 31, 1998, the Company had elected LIBOR based interest rates on the outstanding balance. The interest rates in effect at December 31, 1998 were 6.27% to 6.31%. The terms of the loan include covenants regarding the maintenance of various financial ratios. At December 31, 1998, the Company was in compliance with these covenants. The loan matures on October 31, 2003 and is secured by substantially all of the Company's assets.

                                   VDI MEDIA

6. LONG-TERM DEBT AND NOTES PAYABLE: (CONTINUED)
    EQUIPMENT FINANCING AND CAPITAL LEASES

    The Company has financed the purchase of certain equipment through the issuance of notes payable and under capital leasing arrangements. The notes bear interest at rates ranging from 6.10% to 18.35%. Such obligations are payable in monthly installments through March 2001.

    Annual maturities for debt, notes payable and capital lease obligations as of December 31, 1998 are as follows:

1999....................................  $    6,352,000
2000....................................       5,980,000
2001....................................       5,834,000
2002....................................       5,800,000
2003....................................       4,834,000
                                          --------------
                                          $   28,800,000
                                          --------------
                                          --------------

7. INCOME TAXES:

    Prior to the initial public offering ("IPO"), the Company was organized as an S-Corporation for federal and state income tax purposes and were subject to tax at the shareholder level rather than the corporate level. Therefore, no provision was made for federal income tax on earnings or losses of the Company in the historical financial statements. Earnings of S-Corporations are taxed at
1.5 percent in California and the Company provided state taxes accordingly.

    Upon the initial public offering, the Company's S-Corporation status terminated. This resulted in the establishment of a net deferred tax liability on February 18, 1997 calculated at the federal and state tax rates in effect. The result was a one-time non-cash charge against earnings of $184,000 for addition income tax expense. The deferred tax liability comprises certain asset valuation allowances which are not currently deductible and differing methods of calculating depreciation for income tax and financial reporting purposes.

                                   VDI MEDIA

7. INCOME TAXES: (CONTINUED)
    The Company's provision for income taxes for the three years ended December 31, 1998 consists of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1996         1997          1998
                                                         ---------  ------------  ------------
Current tax expense:
  Federal..............................................  $      --  $  2,415,000  $  3,025,000
  State................................................     68,000       617,000       849,000
                                                         ---------  ------------  ------------
  Total current........................................  $  68,000     3,032,000     3,874,000
                                                         ---------  ------------  ------------
Deferred tax (benefit) expense:
  Federal..............................................                 (549,000)     (126,000)
  State................................................                  (95,000)        8,000
  Deferred tax provision resulting from termination of
    S-Corporation status...............................                  184,000            --
                                                                    ------------  ------------
  Total deferred.......................................                 (460,000)     (118,000)
                                                                    ------------  ------------
    Total provision for income taxes...................             $  2,572,000  $  3,756,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    The composition of the deferred tax assets (liabilities) at December 31, 1997 and December 31, 1998 are listed below.

                                                                         1997         1998
                                                                      -----------  -----------
Accrued liabilities.................................................  $   451,000  $   646,000
Allowance for doubtful accounts.....................................      260,000      305,000
Valuation allowance.................................................           --           --
                                                                      -----------  -----------
    Total deferred tax assets.......................................      711,000      951,000

Property and equipment..............................................     (164,000)    (264,000)
Goodwill and other intangibles......................................      (65,000)    (113,000)
Other...............................................................      (33,000)      (7,000)
                                                                      -----------  -----------
    Total deferred tax liabilities..................................     (262,000)    (384,000)

Net deferred tax asset..............................................  $   449,000  $   567,000
                                                                      -----------  -----------
                                                                      -----------  -----------

    The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income tax rates to income before taxes as a result of the following differences:

                                                                                  1997         1998
                                                                                  -----        -----
Federal tax computed at statutory rate.......................................          34%          34%
State taxes, net of federal benefit..........................................           5%           6%
S-Corporation benefit........................................................          (6%)         --%
Establishment of deferred liability..........................................           3%          --%
Other........................................................................           3%           1%
                                                                                       --           --
                                                                                       39%          41%
                                                                                       --           --
                                                                                       --           --

                                   VDI MEDIA

8. COMMITMENTS AND CONTINGENCIES:

    The Company leases office and production facilities in California, Oklahoma, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these noncancellable operating leases as of December 31, 1998 are as follows:

1999....................................  $    3,365,000
2000....................................       2,366,000
2001....................................       2,378,000
2002....................................       2,240,000
2003....................................       1,996,000
Thereafter..............................       4,483,000
                                          --------------
                                          $   16,828,000
                                          --------------
                                          --------------

    Total rental expense was approximately $623,000, $924,000, and $2,460,000 for the three years in the period ended December 31, 1998, respectively.

9. STOCK INCENTIVE PLAN:

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

                                                                        1997          1998
                                                                    ------------  ------------
Net income:
  As reported.....................................................  $  3,981,000  $  5,310,000
  Pro forma.......................................................  $  3,424,000  $  5,157,000

Earnings per share:
  As reported:
    Basic.........................................................  $       0.44  $       0.55
    Diluted.......................................................  $       0.43  $       0.54

  Pro forma:
    Basic.........................................................  $       0.38  $       0.53
    Diluted.......................................................  $       0.37  $       0.53

                                   VDI MEDIA

9. STOCK INCENTIVE PLAN: (CONTINUED)
    The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 62.4%; risk-free interest rates of 6.5%; and expected life of five years. The weighted average fair value of options granted during 1997 was $4.21. No options were granted during 1998.

    Transactions involving stock options are summarized as follows:

                                                                  NUMBER     WEIGHTED AVERAGE
                                                                OUTSTANDING   EXERCISE PRICE
                                                                -----------  -----------------
Balance at January 1, 1997....................................          --       $      --
Granted during 1997...........................................     343,386            7.11
Exercised during 1997.........................................          --              --
Forfeited during 1997.........................................       5,726            7.00
                                                                -----------          -----
Balance at December 31, 1997..................................     337,660            7.12
Exercised during 1998.........................................     165,324            7.00
Forfeited during 1998.........................................      12,674            7.00
Expired during 1998...........................................         431            7.00
                                                                -----------          -----
Balance at December 31, 1998..................................     159,231       $    7.24
                                                                -----------          -----
                                                                -----------          -----

    At December 31, 1997 and 1998, the range of exercise prices was $7.00 to $10.88. The remaining contractual life of outstanding options was 9.2 and 8.2 years at December 31, 1997 and 1998, respectively. At December 31, 1997 and 1998 there was 177,000 and 79,484 options exercisable at a weighted average exercise price of $7.00 and $7.24, respectively.

10. SALES TO MAJOR CUSTOMER:

    Sales to a single customer amounted to $2,724,000 for the year ended December 31, 1996. Sales to another customer amounted to $4,836,000 for the year ended December 31, 1997. Sales to another customer amounted to $7,824,000 for the year ended December 31, 1998.

11. SUBSEQUENT EVENTS:

    In February 1999, the Company announced that it will commence a stock repurchase program. The Company has not set a target number of shares to be repurchased. Instead, the board has authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. Under the stock repurchase program, the Company may purchase outstanding shares in such amounts and at such times and prices determined at the sole discretion of management.

    The funds for the stock repurchases will be provided by an amendment to the Company's existing credit agreement with a bank. There is no assurance that the Company will repurchase the entire $4,000,000 of common stock.

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

     /s/ R. LUKE STEFANKO
------------------------------  Chairman of the Board and     March 31, 1999
       R. Luke Stefanko           Chief Executive Officer

     /s/ DONALD R. STINE        Director and President
------------------------------    (principal executive        March 31, 1999
       Donald R. Stine            officer)

                                Chief Financial Officer
     /s/ CLARKE W. BREWER         and Treasurer (principal
------------------------------    financial and accounting    March 31, 1999
       Clarke W. Brewer           officer)

     /s/ THOMAS J. ENNIS
------------------------------  Director                      March 31, 1999
       Thomas J. Ennis

     /s/ STEVEN J. SCHOCH
------------------------------  Director                      March 31, 1999
       Steven J. Schoch

     /s/ EDWARD M. PHILIP
------------------------------  Director                      March 31, 1999
       Edward M. Philip