Form 10-K405/A
period 1998-12-31
VDI MEDIA
filed 1999-04-30
CIK 1014733

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   - - - - - - - - - - - - - - - - - - - - - -

                                   FORM 10-K/A

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                        COMMISSION FILE NUMBER 000-21917

                   - - - - - - - - - - - - - - - - - - - - - -

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

                         - - - - - - - - - - - - - - - -

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $24,286,075 based upon the closing price of such stock on April 1, 1999. As of April 1, 1999, there were 9,776,094 shares of Common Stock outstanding.

                                   PART III


Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of April 1, 1999.



NAME                                     AGE         DIRECTOR SINCE       POSITION
R. Luke Stefanko.....................    38               1990            Chairman of the Board, Chief Executive
                                                                          Officer
Donald R. Stine*.....................    37               1996            President, Secretary and Director
Thomas J. Ennis......................    40               1997            Director, Vice President of Sales
Edward M. Philip*+...................    32               1997            Director
Steven J. Schoch* +..................    40               1997            Director
Clarke W. Brewer.....................    38                               Chief Financial Officer
Robert C. Semmer.....................                                     Senior Vice President of Operations

*        Member of the Audit Committee

+        Member of the Compensation Committee

         R. LUKE STEFANKO has been Chief Executive Officer and a Director since he co-founded the Company in 1990. Mr. Stefanko was elected to the newly-created position of Chairman of the Board in May 1996, and was President of the Company from April 1996 to April 1999. Mr. Stefanko has more than 18 years of experience in the videotape duplication and distribution industry, including serving as a Director and Vice President/Operations of A.M.E., Inc. ("AME"), a video duplication company, from 1979 to January 4, 1990. Mr. Stefanko is Mr. Stine's brother-in-law.

         DONALD R. STINE is the President and Secretary of the Company. From 1994 to 1998, he was the Company's Chief Financial Officer and became a Director in May 1996. Mr. Stine was a Director of Finance for The Walt Disney Company from 1988 to 1994. Mr. Stine is a Director of Sight Effects, Inc., a privately held production and computer animation company. Mr. Stine is Mr. Stefanko's brother-in-law.

         THOMAS J. ENNIS joined the Company as a consultant in August 1995 and has been Vice President of Sales and Marketing since March 1996 and a Director since May 1996. Prior to joining the Company, Mr. Ennis served as Vice President of Sales and Infomercial Services at Starcom Television Services from 1990 to 1995.

         EDWARD M. PHILIP became a Director of the Company in February 1997. Mr. Philip is the Chief Operating Officer and Chief Financial Officer of Lycos, Inc., an internet services company and has served in this capacity since December 1995. From July 1991 to December 1995, Mr. Philip was employed with The Walt Disney Company where he served in various finance positions, most recently as Vice President and Assistant Treasurer.

         STEVEN J. SCHOCH became a Director of the Company in February 1997. Mr. Schoch is the Chief Financial Officer of eToys, Inc., an internet toy retailer. Mr. Schoch served as Vice President and Treasurer of Times Mirror Corporation ("Times Mirror") until March 1999. Mr. Schoch served as President and Chief Executive Officer of Times Mirror Resource Management Company, a division of Times Mirror until March 1999. Prior to joining Times Mirror in December 1995, Mr. Schoch was Vice President and Treasurer of Euro Disney S.C.A., an affiliate of The Walt Disney Company. He joined The Walt Disney Company in 1991 as Director of Corporate Finance, and was promoted to Vice President and Assistant Treasurer in 1992 prior to his appointment at Euro Disney S.C.A. in 1994.

         CLARKE W. BREWER joined the Company in August 1997 as the Corporate Controller. He was promoted to Chief Financial Officer in April 1999. Prior to joining the Company, Mr. Brewer worked at The Walt Disney Company from 1993 to 1997 in various finance and accounting positions, most recently as a senior business planning executive. From 1990 to 1993, Mr. Brewer worked at KPMG Peat Marwick as a Certified Public Accountant.

ROBERT C. SEMMER has worked in various positions at the Company Since 1994 and is currently Senior vice President of Operations. Prior to joing the Company, Mr. Semmer was Senior Vice President of Sales and Customer Service at Mediatech from 1987-1994.

DIRECTORS' REMUNERATION

         Each Director who is not an employee of the Company is paid a fee of $1,000 for each meeting of the Board attended. Members of the Board who are not employees of the Company receive options to purchase 15,000 shares of Common Stock upon election or re-election. These options vest in 33% increments over the three year period following the date of grant, with certain exceptions. Directors are reimbursed for travel and other reasonable expenses relating to meetings of the Board.

COMMITTEES OF THE BOARD OF DIRECTORS; ATTENDANCE

         During the year ended December 31, 1998, the Board held three meetings.

         The Board has two standing committees, the Audit Committee and the Compensation Committee.

         The Audit Committee, which did not meet during the year ended December 31, 1998, consisted of Messrs. Philip, Schoch and Stine. The Audit Committee's responsibilities include reviewing (i) the scope and findings of the annual audit, (ii) accounting policies and procedures of the Company's financial reporting and (iii) the internal controls employed by the Company.

         The Compensation Committee, which held one meeting during the year ended December 31, 1998, consisted of Messrs. Philip and Schoch. The Compensation Committee's responsibilities include (i) making recommendations to the Board on salaries, bonuses and other forms of compensation for the Company's officers and other key management and executive employees, (ii) administering the Company's 1996 Incentive Stock Option Plan and (iii) reviewing management recommendations for grants of stock options and any proposed plans or practices of the Company relating to compensation of its employees and directors.

         Each director attended at all meetings of the Board and any committees of the Board to which he was assigned that were held during the year ended December 31, 1998, except that Mr. Schoch was unable to attend one Board meeting.

Item 11.

EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation, including bonuses and deferred compensation, paid for the years ended December 31, 1998, 1997 and 1996 by the Company to (i) its Chief Executive Officer and (ii) each of the Company's four other most highly compensated individuals who were serving as officers on December 31, 1998 and whose salary plus bonus exceeded $100,000 for such year (the persons described in (i) and (ii) above, the "Named Executives"). No bonuses or long term compensation awards were granted to any of the Named Executives for the year ended December 31, 1998.

                               SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION                                            YEAR              SALARY       OTHER
                                                                                            ($)       COMPENSATION
R. Luke Stefanko, Chief Executive Officer.........................     1998            $ 79,000
                                                                       1997             273,000       $1,170,000    (1)
                                                                       1996             273,000          848,790

Donald R. Stine, then Chief Financial Officer.....................     1998            $ 79,000
                                                                       1997             120,000          151,615    (2)
                                                                       1996             120,000           34,200

Thomas J. Ennis, Vice President of Sales and Marketing............     1998            $ 25,000           25,000
                                                                       1997             100,000           25,000    (3)
                                                                       1996             100,000           25,000

Clarke W. Brewer..................................................     1998            $ 62,000
                                                                       1997            $ 13,800

Robert C. Semmer..................................................     1998            $162,000
                                                                       1997            $200,000
                                                                       1996            $200,000



-------------------------------------------------------------------------------

(1) Represents payments by the Company to federal and state taxing authorities in 1998, 1997 and 1996, respectively, on behalf of Mr. Stefanko in such years to satisfy federal and state taxes owed by Mr. Stefanko by virtue of the Company's status as a Subchapter S Corporation (prior to February 1997) for federal and state tax purposes. Also includes $1,404 in premiums paid by the Company in each of 1998, 1997 and 1996 on a life insurance policy for the benefit of Mr. Stefanko.

(2) Represents payments by the Company to federal and state taxing authorities on behalf of Mr. Stine to satisfy federal and state taxes owed by Mr. Stine by virtue of the Company's status as a Subchapter S Corporation (prior to February 1997) for federal and state tax purposes.

(3) Represents an annual bonus of $25,000 paid by the Company to Mr. Ennis as provided for in his employment agreement.

                        OPTION GRANTS IN LAST FISCAL YEAR

         No stock options were granted during fiscal year 1998.

         The following table sets forth the number and value of stock options outstanding as of December 31, 1998 for the Named Executives.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES





NAME                                                                     NUMBER OF SECURITIES                   VALUE OF
                                                                              UNDERLYING                    IN-THE-MONEY OPTIONS
                                                                          UNEXERCISED OPTIONS                   AT FISCAL
                                                 SHARES ACQUIRED ON       AT FISCAL YEAR END (#)                   END ($)
                                                     EXERCISE           EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
R. Luke Stefanko................................    50,000                         55,000/0                      $137,500/0
Donald R. Stine.................................    72,000                              0/0                             0/0
Thomas J. Ennis.................................     2,500                          0/2,500                             0/0
Clarke Brower...................................                                                                  0/$26,060
Robert C. Semmer................................    10,424                                                              0/0



(1) Assumes a market price equal to $______ per share, the average of the closing bid and asked price on the Nasdaq National Market on December 31, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1997, the Company established a Compensation Committee whose members are Edward M. Philip and Steven J. Schoch. For information concerning certain transactions between the Company and certain directors, see "Certain Relationships and Related Transactions."

                     REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee has furnished the following report on executive compensation:

         The base salary to which each of the Company's executive officers is entitled is specified in such person's employment agreement (see "Employment Agreements" below) and was established pursuant to arm's-length negotiations with each executive officer, in part based on the subjective assessment of the Company, which included a number of factors, including experience, tenure and responsibility, and external factors, including similarly situated executives, geographic and economic conditions, based on information drawn from a variety of sources, including published survey data, information obtained from the media, and the Company's own experience in recruiting and retaining executives, although complete information is not easily obtainable.

         Arrangements for bonus compensation for the Company's executive officers are also negotiated individually with each executive officer and are generally fixed by contract. See "Employment Agreements" below.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

         Section 162(m) of the Internal Revenue Code (the "Code"), enacted in 1993, generally limits tax deductions to public companies for compensation over $1,000,000 paid to the corporation's chief executive officer and four other most highly compensated executive officers. Qualifying performance based compensation will not be subject to the deduction limit if certain requirements are met. The Company intends to consider the provisions of Section 162(m) in connection with the performance based portion of the compensation of its executives (which currently consists of stock option grants described above). However, the Board of Directors does not necessarily intend to structure compensation to its executives to avoid disallowance of any tax deductions in the future in light of available tax deductions to the Company and the requirements imposed by Section 162(m) and the proposed regulations thereunder for compensation to be fully deductible for income tax purposes.

EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with each of R. Luke Stefanko, and Thomas J. Ennis, commencing June 27, 1996 and March 19, 1996, respectively. Mr. Stefanko's agreement has a term of five years ending in June 2001. The term of Mr. Ennis' agreement expired in March 1998. The Company exercised its option to extend Mr. Ennis' agreement for one year in March 1998. [STATUS] Under these agreements, the current annual salaries of Messrs. Stefanko and Ennis are $273,000 and $100,000, respectively. Mr. Stefanko's base salary increases each year in accordance with increases in the Consumer Price Index. Mr. Ennis' base salary does not change during the term of the agreement. These base salaries are subject to further annual increase if approved by the Compensation Committee. Mr. Stefanko is provided with an automobile expense reimbursement allowance and an annual allowance to cover premiums for life, health and disability insurance. Mr. Stefanko's employment agreement entitles him to receive quarterly bonus payments to the extent the Company achieves quarterly earnings per share results ratified by the Board of the Directors at the beginning of each year ("Targeted Earnings"). If the Company attains the Targeted Earnings with respect to a particular quarter, Mr. Stefanko shall receive a bonus payment of $6,250. If the Company's actual earnings per share are less than 75% of the Targeted Earnings, Mr. Stefanko is not entitled to a bonus. If the Company's actual earnings per share equal 125% or more of the Targeted Earnings, Mr. Stefanko shall receive an increased bonus payment (subject to a maximum payment in any quarter of $12,500). To the extent the Company's earnings per share equal between 75% and 125% of the Targeted Earnings, Mr. Stefanko shall be entitled to receive a pro-rated bonus payment in accordance with the range set forth above. Mr. Ennis is guaranteed an annual bonus payment in the amount of $25,000 under his employment agreement.

KEY EXECUTIVE SEVERANCE AGREEMENT

         Mr. Stefanko is party to a key executive severance agreement with the Company as part of his employment agreement. The key executive severance agreement provides that if Mr. Stefanko's employment is terminated without cause (as defined in the agreement), except in the event of disability or retirement, he shall be entitled to receive the following: (i) if he is terminated within two years following a change in control of the Company, then he shall be entitled to receive payment of his full base salary for a period of two years, plus payment of the amount of any bonus for a past fiscal year which has not yet been awarded or paid, and continuation of benefits for a period of two years, or
(ii) if his employment is terminated other than within two years following a change in control of the Company, then Mr. Stefanko shall be entitled to receive payment of his full base salary for the remainder of the term of his agreement, payment of the amount of bonuses, and continuation of benefits. A change in control of the Company is defined to mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such a change in control is deemed conclusively to have occurred in the event of certain tender offers, mergers or consolidations, the sale, lease, exchange or transfer of substantially all of the assets of the Company, the acquisition by a person or group (other than Mr. Stefanko) of 25% or more of the outstanding voting securities of the Company, the approval by the shareholders of a plan of liquidation or dissolution of the Company, or certain changes in the members of the Board. In the event of a decrease in Mr. Stefanko's then current base salary, a removal from eligibility to participate in the Company's bonus plan and other events as described in the agreement, then Mr. Stefanko shall have the right to treat such event as a termination of his employment by the Company without cause and to receive the payments and benefits described above.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of April 1, 1999 concerning the beneficial ownership of the Common Stock by (i) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the Company's current directors,
(iii) each of the Chief Executive officer and the four other most highly compensated officers of the Company who served in such capacities during 1998 (the "Named Executives") and (iv) and all current directors and executive officers as a group. The address of each beneficial owner listed below is 6920 Sunset Boulevard, Hollywood, California, 90028.


                                                                                                    PERCENT OF
                                                                             COMMON                   COMMON
                                                                              STOCK                    STOCK
                                                                          BENEFICIALLY             BENEFICIALLY
                                                                              OWNED                    OWNED
                                                                     -----------------------  -----------------------
R. Luke Stefanko...................................................            5,311,400 (1)                        %
Donald R. Stine....................................................               49,044 (1)                        %
Thomas J. Ennis....................................................                2,500 (1)                       (2)
Edward M. Philip...................................................                5,000 (1)                       (2)
Steven J. Schoch...................................................                5,000 (1)                       (2)
Clarke W. Brewer...................................................
Robert C. Semmer...................................................                8,000
All directors and executive officers as a group (7 persons)........                      (1)                        %


(1) Includes shares of Common Stock that can be acquired by exercise of vested and exercisable stock options within 60 days of April 1, 1999, as follows: Mr. Stefanko - 55,000 shares; Mr. Stine - 0 shares; Mr. Ennis - 0 shares; Mr. Philip - 5,000 shares; Mr. Schoch - 5,000 shares; Mr. Brewer - 5,000 shares. Excludes 179,000, 429,000 17,500,
         5,000, 2,500, 5,000, 10,000 and 35,000 shares of Common Stock issuable upon exercise of outstanding stock options which have not vested or are not exercisable and which will not vest or which will not be exercisable within 60 days of April 1, 1999 in favor of Messrs. Stefanko, Stine, Ennis, Philip, Schoch, and Brewer, respectively.

(2)      Less than 1%.

Item 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Upon its formation in 1990 the Company elected to be treated as an S Corporation for federal income tax purposes which resulted in the taxable income of the Company being taxed directly to its shareholders rather than to the Company. Prior to the closing of the Company's initial public offering in February 1997, the Company's shareholders terminated the Company's S Corporation status. Shortly after the change in tax status, all the persons that were shareholders of the Company between January 1, 1997, through and including the date of such termination consented to allocate all of the Company's items of income, gain, loss, deduction, or credit for the 1997 taxable year between the short year for which the Company was treated as an S Corporation and the short year for which the Company is treated as a C Corporation, on the basis of the Company's normal accounting method rather than on a pro rata basis. The Company maintains an accumulated adjustments account (the "AAA account") which currently holds its taxed but undistributed earnings. In connection with the consummation of the Company's initial public offering, the Company distributed the balance of the amount in the AAA account (approximately $5.6 million) to the Company's pre-initial public offering shareholders in respect of previously undistributed earnings of the Company. The Company made the final S Corporation distribution of approximately $300,000 in September 1998.

         In 1994 the Company loaned Robert Semmer, a former executive officer of the Company, $253,000. This loan bore interest at an annual rate of 10.0% and was repaid in full in March 1997.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10W of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them.

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1999

                                                     VDI MEDIA



                                                     By:   /s/ DONALD R. STINE
                                                           -------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. LUKE STEFANKO      Chairman of the Board and Chief       April 30, 1999
------------------------         Executive Officer
  R. Luke Stefanko

 /s/ DONALD R. STINE        Director and President              April 30, 1999
------------------------     (principal executive
   Donald R. Stine                 officer)

  /s/ CLARKE W. BREWER       Chief Financial Officer            April 30, 1999
------------------------    and Treasurer (principal
    Clarke W. Brewer        financial and accounting
                                    officer)

 /s/ THOMAS J. ENNIS                 Director                   April 30, 1999
------------------------
  Thomas J. Ennis

                                     Director                   April 30, 1999
------------------------
 Steven J. Schoch

                                     Director                   April 30, 1999
------------------------
  Edward M. Philip