Form 10-K405/A
period 1998-12-31
VDI MEDIA
filed 1999-05-03
CIK 1014733

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   - - - - - - - - - - - - - - - - - - - - - -

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

                                   PART III


Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of April 1, 1999.



NAME                                     AGE         DIRECTOR SINCE       POSITION
R. Luke Stefanko.....................    38               1990            Chairman of the Board, Chief Executive
                                                                          Officer
Donald R. Stine*.....................    37               1996            President, Secretary and Director
Thomas J. Ennis......................    40               1997            Director, Vice President of Sales
Edward M. Philip*+...................    32               1997            Director
Steven J. Schoch* +..................    40               1997            Director
Clarke W. Brewer.....................    31                --             Chief Financial Officer
Robert C. Semmer.....................    38                --             Senior Vice President of Operations

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

ROBERT C. SEMMER has worked in various positions at the Company since 1994 and is currently Senior vice President of Operations. Prior to joing the Company, Mr. Semmer was Senior Vice President of Sales and Customer Service at Mediatech from 1987 to 1994.

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

                               SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION                                            YEAR              SALARY       OTHER
                                                                                            ($)       COMPENSATION
R. Luke Stefanko, Chief Executive Officer.........................     1998            $222,000
                                                                       1997             273,000       $1,170,000    (1)
                                                                       1996             273,000          848,790    (1)

Donald R. Stine, then Chief Financial Officer.....................     1998            $ 79,000
                                                                       1997             120,000          151,615    (2)
                                                                       1996             120,000           34,200    (2)

Thomas J. Ennis, Vice President of Sales and Marketing............     1998            $ 98,000           25,000    (3)
                                                                       1997             100,000           25,000    (3)
                                                                       1996             100,000           25,000    (3)

Clarke W. Brewer, then Corporate Controller.......................     1998            $ 62,000
                                                                       1997            $ 13,800

Robert C. Semmer, Senior Vice President of Operations.............     1998            $162,000
                                                                       1997            $200,000
                                                                       1996            $200,000



-------------------------------------------------------------------------------

(1) Represents payments by the Company to federal and state taxing authorities in 1997 and 1996, respectively, on behalf of Mr. Stefanko in such years to satisfy federal and state taxes owed by Mr. Stefanko by virtue of the Company's status as a Subchapter S Corporation (prior to February 1997) for federal and state tax purposes. Also includes $1,404 in premiums paid by the Company in each of 1998, 1997 and 1996 on a life insurance policy for the benefit of Mr. Stefanko.

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES





NAME                                                                     NUMBER OF SECURITIES                   VALUE OF
                                                                              UNDERLYING                    IN-THE-MONEY OPTIONS
                                                                          UNEXERCISED OPTIONS                   AT FISCAL
                                                 SHARES ACQUIRED ON       AT FISCAL YEAR END (#)                   END ($)
                                                     EXERCISE           EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
R. Luke Stefanko................................    50,000                         55,000/0                      $137,500/0
Donald R. Stine.................................    72,000                              0/0                             0/0
Thomas J. Ennis.................................     2,500                          0/2,500                         0/6,250
Clarke Brewer...................................         0                      5,000/5,000                             0/0
Robert C. Semmer................................    10,424                         0/10,424                        0/26,060



(1) Assumes a market price equal to $9.50 per share, the average of the closing bid and asked price on the Nasdaq National Market on December 31, 1998.

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


                                                                                                    PERCENT OF
                                                                             COMMON                   COMMON
                                                                              STOCK                    STOCK
                                                                          BENEFICIALLY             BENEFICIALLY
                                                                              OWNED                    OWNED
                                                                     -----------------------  -----------------------
R. Luke Stefanko...................................................            5,311,400 (1)                   54.3%
Donald R. Stine....................................................               49,044 (1)                       (2)
Thomas J. Ennis....................................................                2,500 (1)                       (2)
Edward M. Philip...................................................                5,000 (1)                       (2)
Steven J. Schoch...................................................                5,000 (1)                       (2)
Clarke W. Brewer...................................................                8,000 (1)                       (2)
Robert C. Semmer...................................................                1,750 (1)                       (2)
All directors and executive officers as a group (7 persons)........            5,382,694 (1)                     55%


(1) Includes shares of Common Stock that can be acquired by exercise of vested and exercisable stock options within 60 days of April 1, 1999, as follows: Mr. Stefanko - 55,000 shares; Mr. Stine - 0 shares; Mr. Ennis - 0 shares; Mr. Philip - 5,000 shares; Mr. Schoch - 5,000 shares; Mr. Brewer - 5,000 shares; Mr. Semmer - 0 shares. Excludes 179,000, 429,000, 17,500, 5,000, 5,000, 35,000 and 50,424 shares of Common Stock issuable upon exercise of outstanding stock options which have not vested or are not exercisable and which will not vest or which will not be exercisable within 60 days of April 1, 1999 in favor of Messrs. Stefanko, Stine, Ennis, Philip, Schoch, Brewer, and Semmer, respectively.

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

Dated: May 3, 1999

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

/s/ R. LUKE STEFANKO      Chairman of the Board and Chief       May 3, 1999
------------------------         Executive Officer
  R. Luke Stefanko

 /s/ DONALD R. STINE        Director and President              May 3, 1999
------------------------     (principal executive
   Donald R. Stine                 officer)

  /s/ CLARKE W. BREWER       Chief Financial Officer            May 3, 1999
------------------------    and Treasurer (principal
    Clarke W. Brewer        financial and accounting
                                    officer)

 /s/ THOMAS J. ENNIS                 Director                   May 3, 1999
------------------------
  Thomas J. Ennis

                                     Director
------------------------
 Steven J. Schoch

                                     Director
------------------------
  Edward M. Philip