Form 10-Q
period 1999-03-31
VDI MEDIA
filed 1999-05-17
CIK 1014733

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 Commission File Number 0-21917

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

                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

As of May 12, 1999, there were 9,203,394 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   VDI MEDIA
                            CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                            December 31,      March 31,
                                                               1998             1999
                                                            ------------     -----------
                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                  $ 2,048,000     $ 1,984,000
  Accounts receivable, net of allowances for doubtful
   accounts of $878,000 and $188,000, respectively            17,329,000      18,232,000
  Inventories                                                    734,000         826,000
  Prepaid expenses and other current assets                      976,000       1,232,000
  Deferred income taxes                                          917,000         522,000
                                                             -----------     -----------
        Total current assets                                  22,004,000      22,796,000

  Property and equipment, net                                 17,655,000      19,241,000
  Other assets, net                                              406,000         408,000
  Goodwill and other intangibles, net                         24,784,000      24,877,000
                                                             -----------     -----------
        Total Assets                                         $64,849,000     $67,322,000
                                                             -----------     -----------
                                                             -----------     -----------

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 4,480,000     $ 3,757,000
  Accrued expenses                                             1,528,000       2,045,000
  Income taxes payable                                           548,000          43,000
  Borrowings under revolving credit agreement                    233,000       5,738,000
  Current portion of notes payable                             5,827,000       5,809,000
  Current portion of capital lease obligations                   525,000         408,000
                                                             -----------     -----------
        Total current liabilities                             13,141,000      17,800,000
                                                             -----------     -----------
  Deferred income taxes                                          350,000         359,000
  Notes payable, less current portion                         22,234,000      20,783,000
  Capital lease obligations, less current portion                214,000         168,000

Shareholders' equity:
  Preferred stock; no par value; 5,000,000 authorized;
    none outstanding                                                   -               -
  Common stock; no par value; 50,000,000 authorized;
    9,776,094 and 9,344,394 shares, respectively,
    issued and outstanding                                    20,948,000      18,655,000
  Retained earnings                                            7,962,000       9,557,000
                                                             -----------     -----------
        Total shareholders' equity                            28,910,000      28,212,000
                                                             -----------     -----------
                                                             $64,849,000     $67,322,000
                                                             -----------     -----------
                                                             -----------     -----------

See accompanying notes to consolidated financial statements

                                    VDI MEDIA
                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                                 1998           1999
                                                             -------------  ------------
Revenues                                                      $11,643,000    $19,784,000
Cost of goods sold                                              7,138,000     11,605,000
                                                               ----------     ----------
Gross profit                                                    4,505,000      8,179,000

Selling, general and administrative expense                     2,523,000      4,975,000
                                                               ----------     ----------
Operating income                                                1,982,000      3,204,000
Interest expense                                                  101,000        504,000
Interest income                                                    14,000          3,000
                                                               ----------     ----------
Income before income taxes                                      1,895,000      2,703,000
Provision for income taxes                                        777,000      1,108,000
                                                               ----------     ----------
Net income                                                     $1,118,000     $1,595,000
                                                               ----------     ----------
                                                               ----------     ----------
Earnings per share:
  Basic:
    Net income per share                                       $     0.12     $     0.17
    Weighted average number of shares                           9,635,199      9,664,531
  Diluted:
    Net income per share                                       $     0.11     $     0.16
    Weighted average number of shares including the dilutive
     effect of stock options (99,506 for 1998 and 65,442 for
     1999)                                                      9,734,705      9,729,973


See accompanying notes to consolidated financial statements

                                   VDI MEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                              Three Months Ended March 31,
                                                             ----------------------------
                                                                 1998            1999
                                                             -------------   ------------
Cash flows from operating activities:
  Net income                                                  $ 1,118,000    $ 1,595,000
Adjustment to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                                 1,144,000      1,202,000
  Deferred taxes                                                 (450,000)       404,000
  Provision for doubtful accounts                                 (55,000)       324,000
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                      998,000     (1,227,000)
  Increase in inventories                                        (220,000)       (92,000)
  Increase in prepaid expenses and other current assets          (105,000)      (256,000)
  Increase in other assets                                       (152,000)        (2,000)
  Increase (decrease) in accounts payable                         496,000       (723,000)
  Decrease (increase) in accrued expenses                      (1,164,000)       517,000
  Decrease in income taxes payable                                      -       (505,000)
                                                              -----------     ----------
Net cash provided by operating activities                       1,610,000      1,237,000
                                                              -----------     ----------

Cash used in investing activities:
  Capital expenditures                                         (1,707,000)    (2,402,000)
  Net cash paid for acquisitions                                 (540,000)      (479,000)
                                                              -----------     ----------
Net cash used in investing activities                          (2,247,000)    (2,881,000)

Cash flows from financing activities:
  Change in revolving credit agreement                          1,086,000      5,505,000
  Proceeds from sale of common stock                            1,060,000              -
  Repurchase of common stock                                            -     (2,293,000)
  Repayment of notes payable                                     (874,000)    (1,469,000)
  Repayment of capital lease obligations                         (307,000)      (163,000)
                                                               ----------     ----------
Net cash provided by financing activities                         965,000      1,580,000

Net increase in cash                                              328,000        (64,000)
Cash at beginning of period                                     2,921,000      2,048,000
                                                               ----------     ----------
Cash at end of period                                          $3,249,000     $1,984,000
                                                               ----------     ----------
                                                               ----------     ----------
Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                     $  101,000     $  504,000
                                                               ----------     ----------
                                                               ----------     ----------
  Income tax                                                   $1,227,000     $1,210,000
                                                               ----------     ----------
                                                               ----------     ----------

See accompanying notes to consolidated financial statements

                                   VDI MEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 1 -- THE COMPANY

     VDI Media ("VDI" or the "Company") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, archive and ultimately distribute its clients' video content.

     The Company provides physical and electronic delivery of commercials, movie trailers, electronic press kits, infomercials and syndicated programming to thousands of broadcast outlets worldwide. The Company provides worldwide electronic distribution, using fiber optics and satellites, through its Broadcast One-Registered Trademark- network. Additionally, the Company provides a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services and video encoding for air play verification purposes. The Company also provides its customers value-added post production and editing services.

     The Company seeks to capitalize on growth in demand for the services related to the distribution of entertainment content, without assuming the production or ownership risk of any specific television program, feature film or other form of content. The primary users of the Company's services are entertainment studios and advertising agencies that generally choose to outsource such services due to the sporadic demand of any single customer for such services and the fixed costs of maintaining a high-volume physical plant.

     Since January 1, 1997, the Company has successfully completed seven acquisitions of companies providing similar services. The latest of these acquisitions occurred in November 1998 when the Company acquired the assets of Dubs, Inc. ("Dubs"), one of the Company's largest direct competitors in Hollywood. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, VDI believes it is one of the largest and most diversified providers of technical and distribution services to the entertainment industry, and is therefore able to offer its customers a single source for such services at prices that reflect the Company's scale economies.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1998, as amended.

NOTE 2 -- STOCK REPURCHASE

     In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. As of May 12, 1999, the Company has repurchased 573,000 shares of the Company's common stock in connection with this program.

                                   VDI MEDIA

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Annual Report on Form 10-K for the year ended December 31, 1998, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Quarterly Report on Form 10-Q, should be considered in conjunction with the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended, and the risk factors set forth in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 19, 1997 and Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 29, 1998. Factors that could cause future results to differ from the Company's expectations include, but are not limited to, the following: competition, customer and industry concentration, dependence on technological developments, risks related to expansion and acquisition of new businesses, dependence on key personnel, fluctuating results and seasonality and control by management.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998.

     REVENUES. Revenues increased by $8.1 million or 69.9% to $19.8 million for the three month period ended March 31, 1999 compared to $11.6 million for the three month period ended March 31, 1998. This increase in revenue was due to increased volume resulting from (i) the acquisitions of All Post, Inc. ("All Post"), Dubs, and The Dub House ("Dub House") and (ii) substantially increased marketing of the Company's media services.

     GROSS PROFIT. Gross profit increased $3.7 million or 81.6% to $8.2 million for the three month period ended March 31, 1999 compared to $4.5 million for the three month period ended March 31, 1998. As a percent of revenues, gross profit increased from 38.7% to 41.4%. The increase in gross profit as a percentage of revenues was due primarily to the lower cost of direct materials resulting from scale purchasing discounts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $2.5 million, or 97.2%, to $5.0 million for the three month period ended March 31, 1999 compared to $2.5 million for the three month period ended March 31, 1998. As a percentage of revenues, selling, general and administrative expense increased to 25.1% for the three month period ended March 31, 1999 compared to 21.7% for the three month period ended March 31, 1998. This increase was due to higher administrative wages at All Post and Dubs as well as increased rent and amortization costs associated with acquisitions.

     OPERATING INCOME. Operating income increased $1.2 million or 61.7% to $3.2 million for the three month period ended March 31, 1999 compared to $2.0 million for the three month period ended March 31, 1998.

     INTEREST EXPENSE. Interest expense increased $0.4 million, or 399%, to $0.5 million for the three month period ended March 31, 1999 compared to $0.1 million for the three month period ended March 31, 1998. This increase was due to increased borrowings under the Company's debt agreements related to the acquisitions of the Dub House, All Post and Dubs.

     INCOME TAXES. The Company's effective tax rate was 41% for the first quarter of 1999 and 1998.

     NET INCOME. Net Income for the three month period ended March 31, 1999 increased $0.5 million or 42.7% to $1.6 million compared to $1.1 million for the three month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K, as amended, for the year ended December 31, 1998.

     At March 31, 1999 the Company's cash and cash equivalents aggregated $2.0 million. The Company's operating activities provided cash of $1.2 million for the three months ended March 31, 1999.

     The Company's investing activities used cash of $2.9 million for the three months ended March 31, 1999. The Company spent approximately $2.4 million for the addition and replacement of capital equipment necessary to consolidate newly acquired companies, accommodate increased customer demands for the Company's services, and for investments in management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $4.5 million on capital expenditures during the last three quarters of 1999 to complete the consolidation of newly acquired facilities, upgrade and replace equipment and upgrade the Company's management information systems.

     The Company's financing activities provided cash of $1.6 million in the three months ended March 31, 1999. Cash flows from financing activities include a $5.5 million increase in the Company's revolving credit agreement with Union Bank of California (the "Bank"), used primarily to fund capital expenditures related to the integration and consolidation of acquired companies and to repurchase the Company's common stock in accordance with the Company's stock repurchase program.

     The Company has a $6.0 million revolving credit agreement with the Bank, which expires on November 1, 1999. There was $5.7 million outstanding under the Union Bank Credit Agreement at March 31, 1999. The Company also has $26.6 million outstanding on a term loan with the Bank at March 31, 1999. Management is currently in the process of negotiating an increase in its revolving credit agreement to fund capital expenditures necessary to complete the integration and consolidation of acquired companies.

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

YEAR 2000 COMPLIANCE ISSUE

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

     The Company has divided the Year 2000 readiness task by the following functional areas: IT infrastructure, business systems, operational systems, facilities, and business partners. IT infrastructure includes the Company's wide area networks, local area networks, servers, desktop computers, and telephone systems. Business systems include mainframe and midrange computer hardware and applications. Operational systems include equipment used for the Company's day-to-day operations in the post-production business and editing and graphics equipment. Facilities include fire, life, and safety equipment, elevators and alarm systems. Business partners include suppliers and vendors, financial institutions, benefit providers, payroll services, and customers. The Company has appointed a task force chaired by its chief financial officer and coordinated by its information systems director.

     The Company has developed a four-phase approach to resolving the Year 2000 issues that are reasonably within its control. The four phases of the program include inventory, assessment, remediation and testing, and implementation. The inventory phase consists of a company wide inventory of computer hardware, software, business applications, and operational and facilities equipment. The inventory is then used to generate a master assessment list and identify equipment vendors. The assessment phase consists of identifying at-risk systems and products and ranking the products by criticality to the business. Each product is then assigned to a task force member to determine whether the product is in compliance and, if not, whether the system should be upgraded or replaced. The remediation and testing phase consists of developing a project plan, defining and implementing steps required to bring the systems or products into compliance, defining a test plan to verify compliance, and documenting the test results. The final phase is implementing remediation on systems and products company wide.

     The Company has been in the process of analyzing and upgrading its information technology ("IT") systems (i.e., its IT infrastructure and business systems) since early 1998, including upgrading all of its PC hardware, operating systems, and office automation software. With respect to the remaining IT systems, the Company has completed its inventory phase and anticipates completion of its assessment and testing phases by May 30, 1999. With respect to non-IT systems, including operational systems and facilities systems, the Company has completed its inventory phase and anticipates completion of the assessment phase by June 30, 1999.

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

     COSTS. Costs incurred to date in addressing the Year 2000 issue have not been material and are being funded through operating cash flows. The Company anticipates that it may incur significant costs associated with replacing non- compliant systems and equipment. In addition, the Company anticipates that it will incur additional costs in the form of redeployment of internal resources from other activities. The Company does not expect these redeployments to have a material adverse effect on other ongoing business operations of the Company. Based upon the information currently available to the Company, costs associated with addressing the Year 2000 issue are expected to be between $350,000 and $500,000.

     RISKS. System failures resulting from the Year 2000 problem could potentially affect operations and financial results in all aspects of the Company's business. For example, failures could affect all aspects of the Company's videotape duplication and distribution, post production and ancillary operations, as well as inventory records, payroll operations, security, billing, and collections. At this time the Company believes that its most likely worst case scenario involves potential disruption in areas in which the Company's operations must rely on third parties whose systems may not work properly after January 1, 2000. As a result of Year 2000 related failures of the Company's or third parties' systems, the Company could suffer a reduction in its operations. Such a reduction may result in a fluctuation in the price of the Company's common stock.

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

                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  EXHIBIT NO.         DESCRIPTION
         -----------         -----------
             27              Financial Data Schedule


    (b)  REPORTS ON FORM 8-K

     A report on Form 8-K/A was filed with the Commission on February 2nd and February 5th, 1999, each relating to the purchase by the Company of certain assets of Dubs, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VDI MEDIA

DATE:   May 14, 1999                   BY:    /s/ Clarke W. Brewer
     --------------------------           ------------------------------
                                                Clarke W. Brewer
                                            Chief Financial Officer
                                                 and Treasurer
                                          (duly authorized officer and
                                           principal financial officer)