Form 10-Q
period 1999-06-30
VDI MEDIA
filed 1999-08-16
CIK 1014733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 Commission File Number 0-21917

                              --------------------

                                 VDI MULTIMEDIA
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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 1999, there were 9,203,394 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                VDI MULTIMEDIA
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                       December 31,           June 30,
                                                                           1998                 1999
                                                                      --------------       -------------
                                                                                             (Unaudited)
Current assets:
      Cash and cash equivalents                                        $  2,048,000        $  2,633,000
      Accounts receivable, net  of allowances for doubtful
        accounts of $878,000 and $341,000, respectively                  17,329,000          16,301,000
      Inventories                                                           734,000           1,078,000
      Prepaid expenses and other current assets                             976,000           2,163,000
      Deferred income taxes                                                 917,000             611,000
                                                                      --------------       -------------
            Total current assets                                         22,004,000          22,786,000

      Property and equipment, net                                        17,655,000          20,141,000
      Other assets, net                                                     406,000             425,000
      Goodwill and other intangibles, net                                24,784,000          24,979,000
                                                                      --------------       -------------
            Total assets                                               $ 64,849,000        $ 68,331,000
                                                                      ==============       =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                 $  4,480,000        $  4,388,000
      Accrued expenses                                                    1,528,000           1,878,000
      Income taxes payable                                                  548,000                 -
      Borrowings under revolving credit agreement                           233,000           6,888,000
      Current portion of notes payable                                    5,827,000           5,809,000
      Current portion of capital lease obligations                          525,000             272,000
                                                                      --------------       -------------
            Total current liabilities                                    13,141,000          19,235,000
                                                                      --------------       -------------

      Deferred income taxes                                                 350,000             359,000
      Notes payable, less current portion                                22,234,000          19,333,000
      Capital lease obligations, less current portion                       214,000             131,000

  Shareholders' equity:
      Preferred stock; no par value; 5,000,000 authorized;
        none outstanding                                                        -                   -
      Common stock; no par value; 50,000,000 authorized; 9,776,094
        and 9,203,394 shares, respectively, issued and outstanding       20,948,000          17,884,000
      Retained earnings                                                   7,962,000          11,389,000
                                                                      --------------       -------------
            Total shareholders' equity                                   28,910,000          29,273,000
                                                                      --------------       -------------
                                                                       $ 64,849,000        $ 68,331,000
                                                                      ==============       =============

See accompanying notes to consolidated financial statements

                                VDI MULTIMEDIA
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                         June 30,
                                                   -------------------------------  --------------------------------
                                                       1998            1999              1998              1999
                                                   --------------  ---------------  ----------------  --------------
Revenues                                            $ 14,250,000     $ 18,657,000      $ 25,893,000    $ 38,442,000
Cost of goods sold                                     8,555,000       10,810,000        15,693,000      22,415,000
                                                   --------------  ---------------  ----------------  --------------

Gross profit                                           5,695,000        7,847,000        10,200,000      16,027,000

Selling, general and administrative expense            2,973,000        4,180,000         5,496,000       9,156,000
                                                   --------------  ---------------  ----------------  --------------
Operating income                                       2,722,000        3,667,000         4,704,000       6,871,000
Interest expense                                         140,000          562,000           241,000       1,066,000
Interest income                                            3,000              -              16,000           3,000
                                                   --------------  ---------------  ----------------  --------------
Income before income taxes                             2,585,000        3,105,000         4,479,000       5,808,000
Provision for income taxes                             1,060,000        1,273,000         1,836,000       2,381,000
                                                   --------------  ---------------  ----------------  --------------
Net income                                          $  1,525,000     $  1,832,000      $  2,643,000    $  3,427,000
                                                   ==============  ===============  ================  ==============

Earnings per share:
   Basic:
      Net income per share                          $       0.16     $       0.20      $       0.27    $       0.36
      Weighted average number of shares                9,768,848        9,215,878         9,702,024       9,438,965
   Diluted:
      Net income per share                          $       0.15     $       0.20      $       0.27    $       0.36
      Weighted average number of shares including
         the dilutive effect of stock options          9,872,154        9,363,586         9,823,461       9,545,540

See accompanying notes to consolidated financial statements

                                VDI MULTIMEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                         Six Months Ended June 30,
                                                                    ---------------------------------
                                                                         1998                1999
                                                                    ---------------    --------------
Cash flows from operating activities:
     Net income                                                       $  2,643,000      $  3,427,000
  Adjustment to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                                       2,227,000         2,409,000
     Change in deferred taxes                                             (146,000)          315,000
     Provision for doubtful accounts                                       (24,000)          152,000
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                           (246,000)          875,000
     Decrease (increase) in inventories                                     33,000          (344,000)
     Increase in prepaid expenses and other current assets                (546,000)       (1,188,000)
     Increase in other assets                                             (177,000)          (18,000)
     Decrease in accounts payable                                       (1,213,000)          (92,000)
     (Decrease) increase in accrued expenses                            (1,290,000)          350,000
     Decrease in income taxes payable                                     (791,000)         (548,000)
                                                                    ---------------    --------------
Net cash provided by operating activities                                  470,000         5,338,000
                                                                    ---------------    --------------

Cash used in investing activities:
     Capital expenditures                                               (2,851,000)       (4,122,000)
     Net cash paid for acquisitions                                    (15,323,000)         (968,000)
                                                                    ---------------    --------------
Net cash used in investing activities                                  (18,174,000)       (5,090,000)

Cash flows from financing activities:
     Change in revolving credit agreement                               16,803,000         5,655,000
     Repurchase of common stock                                                -          (3,064,000)
     Proceeds from exercise of stock options                             1,728,000               -
     Proceeds from notes payable                                               -           1,000,000
     Repayment of notes payable                                           (876,000)       (2,919,000)
     Repayment of capital lease obligations                               (339,000)         (335,000)
                                                                    ---------------    --------------
Net cash provided by financing activities                               17,316,000           337,000

Net (decrease) increase in cash                                           (388,000)          585,000
Cash at beginning of period                                              2,921,000         2,048,000
                                                                    ---------------    --------------
Cash at end of period                                                 $  2,533,000      $  2,633,000
                                                                    ===============    ==============

Supplemental disclosure of cash flow information:
 Cash paid for:
  Interest                                                            $    241,000      $  1,066,000
                                                                    ===============    ==============
  Income tax                                                          $  3,224,000      $  3,854,000
                                                                    ===============    ==============

See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 1 -- THE COMPANY

      VDI MultiMedia ("VDI" or the "Company") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, archive and ultimately distribute its clients' video content.

      The Company provides physical and electronic delivery of commercials, movie trailers, electronic press kits, infomercials and syndicated programming to thousands of broadcast outlets worldwide. The Company provides worldwide electronic distribution, using fiber optics and satellites, through its Broadcast One -Registered Trademark- network. Additionally, the Company provides a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services and video encoding for air play verification purposes. The Company also provides its customers value-added post production and editing services.

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

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1998, as amended.

NOTE 2 - STOCK REPURCHASE

      In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. As of August 13, 1999, the Company has repurchased 573,000 shares of the Company's common stock in connection with this program.

                                 VDI MULTIMEDIA
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

      REVENUES. Revenues increased by $4.4 million or 30.1% to $18.7 million for the three month period ended June 30, 1999 compared to $14.3 million for the three month period ended June 30, 1998. This increase in revenue was due to increased volume resulting from (i) the acquisitions of All Post, Inc. ("All Post"), Dubs, and The Dub House ("Dub House") and (ii) substantially increased marketing of the Company's services.

      GROSS PROFIT. Gross profit increased $2.1 million or 37.8% to $7.8 million for the three month period ended June 30, 1999 compared to $5.7 million for the three month period ended June 30, 1998. As a percent of revenues, gross profit increased from 40.0% to 42.1%. The increase in gross profit as a percentage of revenues was due primarily to the lower cost of direct materials resulting from scale purchasing discounts.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $1.2 million, or 40.6%, to $4.2 million for the three month period ended June 30, 1999 compared to $3.0 million for the three month period ended June 30, 1998. As a percentage of revenues, selling, general and administrative expense increased to 22.4% for the three month period ended June 30, 1999 compared to 20.9% for the three month period ended June 30, 1998. This increase was due to higher administrative wages at All Post and Dubs as well as increased amortization costs associated with acquisitions.

      OPERATING INCOME. Operating income increased $1.0 million or 34.7% to $3.7 million for the three month period ended June 30, 1999 compared to $2.7 million for the three month period ended June 30, 1998.

      INTEREST EXPENSE. Interest expense increased $0.5 million, or 301%, to $0.6 million for the three month period ended June 30, 1999 compared to $0.1 million for the three month period ended June 30, 1998. This increase was due to increased borrowings under the Company's debt agreements related to the acquisitions of the Dub House, All Post and Dubs.

      INCOME TAXES. The Company's effective tax rate was 41% for the second quarter of 1999 and 1998.

      NET INCOME. Net Income for the three month period ended June 30, 1999 increased $0.3 million or 20.1% to $1.8 million compared to $1.5 million for the three month period ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

      REVENUES. Revenues increased by $12.5 million or 48.5% to $38.4 million for the six month period ended June 30, 1999 compared to $25.9 million for the six month period ended June 30, 1998. This increase in revenue was due to increased volume resulting from (i) the acquisitions of All Post, Inc. ("All Post"), Dubs, and The Dub House ("Dub House") and (ii) substantially increased marketing of the Company's media services.

      GROSS PROFIT. Gross profit increased $5.8 million or 57.1% to $16.0 million for the six month period ended June 30, 1999 compared to $10.2 million for the six month period ended June 30, 1998. As a percent of revenues, gross profit increased from 39.4% to 41.7%. The increase in gross profit as a percentage of revenues was due primarily to the lower cost of direct materials resulting from scale purchasing discounts.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $3.7 million, or 66.6%, to $9.2 million for the six month period ended June 30, 1999 compared to $5.5 million for the six month period ended June 30, 1998. As a percentage of revenues, selling, general and administrative expense increased to 23.8% for the six month period ended June 30, 1999 compared to 21.2% for the six month period ended June 30, 1998. This increase was due to higher administrative wages at All Post and Dubs as well as increased rent and amortization costs associated with acquisitions.

      OPERATING INCOME. Operating income increased $2.2 million or 46.0% to $6.9 million for the six month period ended June 30, 1999 compared to $4.7 million for the six month period ended June 30, 1998.

      INTEREST EXPENSE. Interest expense increased $0.8 million, or 342%, to $1.0 million for the six month period ended June 30, 1999 compared to $0.2 million for the six month period ended June 30, 1998. This increase was due to increased borrowings under the Company's debt agreements related to the acquisitions of the Dub House, All Post and Dubs.

      INCOME TAXES. The Company's effective tax rate was 41% for the first six months of 1999 and 1998.

      NET INCOME. Net income for the six month period ended June 30, 1999 increased $0.8 million or 29.7% to $3.4 million compared to $2.6 million for the six month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K, as amended, for the year ended December 31, 1998.

      At June 30, 1999 the Company's cash and cash equivalents aggregated $2.6 million. The Company's operating activities provided cash of $5.3 million for the six months ended June 30, 1999.

      The Company's investing activities used cash of $5.0 million for the six months ended June 30, 1999. The Company spent approximately $4.1 million for the addition and replacement of capital equipment necessary to consolidate newly acquired companies, accommodate increased customer demands for the Company's services, and for investments in management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $3.0 million on capital expenditures during the last six months of 1999 to complete the consolidation of newly acquired facilities, upgrade and replace equipment and upgrade the Company's management information systems.

      The Company's financing activities provided cash of $0.3 million in the six months ended June 30, 1999. Cash flows from financing activities include a $5.7 million increase in the Company's revolving credit agreement with Union Bank of California (the "Bank"), used primarily to fund capital expenditures related to the integration and consolidation of acquired companies and to repurchase the Company's common stock in accordance with the Company's stock repurchase program.

      The Company has a $6.0 million revolving credit agreement with the Bank, which expires on November 1, 1999. There was $5.9 million outstanding under the credit agreement at June 30, 1999. The Company also had $25.1 million outstanding on a term loan with the Bank at June 30, 1999. Additionally, the Company had $1.0 million outstanding on a separate term loan with Union Bank at June 30, 1999 which was repaid in July 1999.

      Management believes that cash generated from its ongoing operations and existing working capital will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months.

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

      The Company has been in the process of analyzing and upgrading its information technology ("IT") systems (i.e., its IT infrastructure and business systems) since early 1998, including upgrading all of its PC hardware, operating systems, and office automation software. With respect to the remaining IT systems, the Company has completed its inventory, assessment and testing phases. With respect to non-IT systems, including operational systems and facilities systems, the Company has completed its inventory phase and anticipates completion of the assessment phase by August 31, 1999.

      The Company anticipates completion of all phases of its compliance program in both IT and non-IT systems by the end of the fourth quarter of 1999.

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

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibit No.     DESCRIPTION
           -----------     -----------
              27           Financial Data Schedule

     (b)   Reports on Form 8-K
           -------------------
           None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VDI MEDIA


DATE:   August 14,1999                         BY:  /s/ Clarke W. Brewer
       ------------------------                         -----------------------
                                                        Clarke W. Brewer
                                                     Chief Financial Officer
                                                          and Treasurer
                                                   (duly authorized officer and
                                                   principal financial officer)