Form 10-Q
period 1999-09-30
VDI MULTIMEDIA
filed 1999-11-15
CIK 1014733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 Commission File Number 0-21917

                              --------------------

                                 VDI MULTIMEDIA
             (Exact name of registrant as specified in its charter)

                    California                            95-4272619
        (State of or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)

        7083 Hollywood Boulevard, Suite 200                  90028
               Hollywood, California                      (Zip Code)
               (Address of principal
                executive offices)

        Registrant's telephone number, including area code (323) 957-7990

           Securities registered pursuant to Section 12(b) of the Act
                                      None.

           Securities registered pursuant to Section 12(g) of the Act
                          Common Stock, no par value.

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

As of November 12, 1999 there were 9,208,394 shares of Common Stock outstanding.

                                 VDI MULTIMEDIA
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                           December 31,          September 30,
                                                                               1998                  1999
                                                                         -----------------    --------------------
                                                                                                  (Unaudited)
 Current assets:
       Cash and cash equivalents                                             $  2,048,000            $    508,000
       Accounts receivable, net  of allowances for doubtful
         accounts of $878,000 and $950,000, respectively                       17,329,000              18,342,000
       Inventories                                                                734,000                 911,000
       Prepaid expenses and other current assets                                  976,000               2,475,000
       Deferred income taxes                                                      917,000               1,083,000
                                                                         -----------------    --------------------
             Total current assets                                              22,004,000              23,319,000

       Property and equipment, net                                             17,655,000              20,987,000
       Other assets, net                                                          406,000                 430,000
       Goodwill and other intangibles, net                                     24,784,000              25,353,000
                                                                         -----------------    --------------------
             Total assets                                                    $ 64,849,000            $ 70,089,000
                                                                         =================    ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
       Accounts payable                                                      $  4,480,000            $  5,100,000
       Accrued expenses                                                         1,528,000               2,397,000
       Income taxes payable                                                       548,000                       -
       Borrowings under revolving credit agreement                                233,000               5,888,000
       Current portion of notes payable                                         5,827,000               5,809,000
       Current portion of capital lease obligations                               525,000                 230,000
                                                                         -----------------    --------------------
             Total current liabilities                                         13,141,000              19,424,000
                                                                         -----------------    --------------------

       Deferred income taxes                                                      350,000               1,544,000
       Notes payable, less current portion                                     22,234,000              17,883,000
       Capital lease obligations, less current portion                            214,000                  78,000

   Shareholders' equity:
       Preferred stock; no par value; 5,000,000 authorized;
         none outstanding                                                               -                       -
       Common stock; no par value; 50,000,000 authorized; 9,776,094
         and 9,208,394 shares, respectively, issued and outstanding            20,948,000              17,919,000
       Retained earnings                                                        7,962,000              13,241,000
                                                                         -----------------    --------------------
             Total shareholders' equity                                        28,910,000              31,160,000
                                                                         -----------------    --------------------
                                                                             $ 64,849,000            $ 70,089,000
                                                                         =================    ====================


     See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                  Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                        ------------------------------------  ------------------------------------
                                                              1998               1999               1998               1999
                                                        ----------------- ------------------  -----------------  -----------------

 Revenues                                                   $ 16,419,000       $ 20,366,000       $ 42,312,000       $ 58,808,000
 Cost of goods sold                                            9,886,000         12,551,000         25,578,000         34,967,000
                                                        ----------------- ------------------  -----------------  -----------------

 Gross profit                                                  6,533,000          7,815,000         16,734,000         23,841,000

 Selling, general and administrative expense                   3,457,000          4,116,000          8,953,000         13,271,000
                                                        ----------------- ------------------  -----------------  -----------------
 Operating income                                              3,076,000          3,699,000          7,781,000         10,570,000
 Interest expense                                                342,000            560,000            583,000          1,626,000
 Interest income                                                   3,000                  -             19,000              3,000
                                                        ----------------- ------------------  -----------------  -----------------
 Income before income taxes                                    2,737,000          3,139,000          7,217,000          8,947,000
 Provision for income taxes                                    1,122,000          1,287,000          2,959,000          3,668,000
                                                        ----------------- ------------------  -----------------  -----------------
 Net income                                                  $ 1,615,000        $ 1,852,000        $ 4,258,000        $ 5,279,000
                                                        ================= ==================  =================  =================

 Earnings per share:
    Basic:
       Net income per share                                       $ 0.17             $ 0.20             $ 0.44             $ 0.56
       Weighted average number of shares                       9,769,904          9,205,785          9,725,144          9,360,384
    Diluted:
       Net income per share                                       $ 0.16             $ 0.19             $ 0.43             $ 0.55
       Weighted average number of shares including
          the dilutive effect of stock options                 9,817,243          9,540,863          9,827,240          9,543,127


 See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                             Nine Months Ended September 30,
                                                                          -------------------------------------
                                                                               1998                 1999
                                                                          ----------------    -----------------
 Cash flows from operating activities:
      Net income                                                              $ 4,258,000          $ 5,279,000
   Adjustment to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                             3,553,000            3,672,000
      Change in deferred taxes                                                   (746,000)           1,028,000
      Provision for doubtful accounts                                               6,000              600,000
 Changes in assets and liabilities:
      Increase in accounts receivable                                            (491,000)          (1,613,000)
      Increase in inventories                                                      (4,000)            (177,000)
      Decrease (increase) in prepaid expenses and other current assets             95,000           (1,499,000)
      Increase in other assets                                                   (215,000)             (24,000)
      (Decrease) increase in accounts payable                                  (1,587,000)             620,000
      (Decrease) increase in accrued expenses                                  (1,718,000)             869,000
      Decrease in income taxes payable                                                  -             (548,000)
                                                                          ----------------    -----------------
 Net cash provided by operating activities                                      3,151,000            8,207,000
                                                                          ----------------    -----------------

 Cash used in investing activities:
      Capital expenditures                                                     (4,576,000)          (5,772,000)
      Net cash paid for acquisitions                                          (16,436,000)          (1,801,000)
                                                                          ----------------    -----------------
 Net cash used in investing activities                                        (21,012,000)          (7,573,000)

 Cash flows from financing activities:
      Change in revolving credit agreement                                     16,878,000            5,655,000
      Repurchase of common stock                                                        -           (3,064,000)
      Proceeds from exercise of stock options                                   1,728,000               35,000
      Repayment of notes payable                                                 (877,000)          (4,369,000)
      Repayment of capital lease obligations                                     (528,000)            (431,000)
                                                                          ----------------    -----------------
 Net cash provided by (used in) financing activities                           17,201,000           (2,174,000)

 Net decrease in cash                                                            (660,000)          (1,540,000)
 Cash at beginning of period                                                    2,921,000            2,048,000
                                                                          ----------------    -----------------
 Cash at end of period                                                        $ 2,261,000          $   508,000
                                                                          ================    =================

 Supplemental disclosure of cash flow information:
 Cash paid for:
   Interest                                                                   $   582,000          $ 1,626,000
                                                                          ================    =================

   Income tax                                                                 $ 3,724,000          $ 4,074,000
                                                                          ================    =================


 See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

NOTE 1 -- THE COMPANY

      VDI MultiMedia ("VDI" or the "Company") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, archive and ultimately distribute its clients' video content.

      The Company provides physical and electronic delivery of commercials, movie trailers, electronic press kits, infomercials and syndicated programming to thousands of broadcast outlets worldwide. The Company provides worldwide electronic distribution, using fiber optics and satellites, through its Broadcast One(R) network. Additionally, the Company provides a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services and video encoding for air play verification purposes. The Company also provides its customers value-added post production and editing services.

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

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1998, as amended.

NOTE 2 -- STOCK REPURCHASE

      In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. As of November 10, 1999, the Company has repurchased 573,000 shares of the Company's common stock in connection with this program.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

      REVENUES. Revenues increased by $4.0 million or 24.0% to $20.4 million for the three month period ended September 30, 1999 compared to $16.4 million for the three month period ended September 30, 1998. This increase in revenue was due to increased volume resulting from (i) the acquisition of Dubs and (ii) substantially increased marketing of the Company's services.

      GROSS PROFIT. Gross profit increased $1.3 million or 19.6% to $7.8 million for the three month period ended September 30, 1999 compared to $6.5 million for the three month period ended September 30, 1998. As a percent of revenues, gross profit decreased from 39.8% to 38.4%. The decrease in gross profit as a percentage of revenues was due to increased outsourcing of the Company's services during the consolidation of the Company's two largest facilities.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.6 million, or 19.1%, to $4.1 million for the three month period ended September 30, 1999 compared to $3.5 million for the three month period ended September 30, 1998. As a percentage of revenues, selling, general and administrative expense decreased to 20.2% for the three month period ended September 30, 1999 compared to 21.1% for the three month period ended September 30, 1998. This decrease was due to the spreading of fixed overhead expenses over a higher revenue base in the three month period ended September 30, 1999 compared to the same period in 1998.

      OPERATING INCOME. Operating income increased $0.6 million or 20.3% to $3.7 million for the three month period ended September 30, 1999 compared to $3.1 million for the three month period ended September 30, 1998.

      INTEREST EXPENSE. Interest expense increased $0.3 million, or 63.7%, to $0.6 million for the three month period ended September 30, 1999 compared to $0.3 million for the three month period ended September 30, 1998. This increase was due to increased borrowings under the Company's debt agreements related to the acquisition of Dubs.

      INCOME TAXES. The Company's effective tax rate was 41% for the third quarter of 1999 and 1998.

                                 VDI MULTIMEDIA

      NET INCOME. Net income for the three month period ended September 30, 1999 increased $0.3 million or 14.7% to $1.9 million compared to $1.6 million for the three month period ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

      REVENUES. Revenues increased by $16.5 million or 39.0% to $58.8 million for the nine month period ended September 30, 1999 compared to $42.3 million for the nine month period ended September 30, 1998. This increase in revenue was due to increased volume resulting from (i) the acquisitions of All Post, Inc. ("All Post"), Dubs, and The Dub House ("Dub House") and (ii) substantially increased marketing of the Company's media services.

      GROSS PROFIT. Gross profit increased $7.1 million or 42.5% to $23.8 million for the nine month period ended September 30, 1999 compared to $16.7 million for the nine month period ended September 30, 1998. As a percent of revenues, gross profit increased from 39.5% to 40.5%. The increase in gross profit as a percentage of revenues was due primarily to the lower cost of direct materials resulting from scale purchasing discounts, offset by higher production wages at Dubs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $4.3 million, or 48.2%, to $13.3 million for the nine month period ended September 30, 1999 compared to $9.0 million for the nine month period ended September 30, 1998. As a percentage of revenues, selling, general and administrative expense increased to 22.6% for the nine month period ended September 30, 1999 compared to 21.2% for the nine month period ended September 30, 1998. This increase was due to increased amortization costs associated with acquisitions and an increase in the Company's provision for doubtful accounts.

      OPERATING INCOME. Operating income increased $2.8 million or 35.8% to $10.6 million for the nine month period ended September 30, 1999 compared to $7.8 million for the nine month period ended September 30, 1998.

      INTEREST EXPENSE. Interest expense increased $1.0 million, or 178.9%, to $1.6 million for the nine month period ended September 30, 1999 compared to $0.6 million for the nine month period ended September 30, 1998. This increase was due to increased borrowings under the Company's debt agreements related to the acquisitions of the Dub House, All Post and Dubs.

      INCOME TAXES. The Company's effective tax rate was 41% for the first nine months of 1999 and 1998.

      NET INCOME. Net income for the nine month period ended September 30, 1999 increased $1.0 million or 24.0% to $5.3 million compared to $4.3 million for the nine month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K, as amended, for the year ended December 31, 1998.

                                 VDI MULTIMEDIA

      At September 30, 1999 the Company had $3.9 million in net working capital, including $0.5 million in cash and cash equivalents. The Company's operating activities provided cash of $8.2 million for the nine months ended September 30, 1999.

      The Company's investing activities used cash of $7.6 million for the nine months ended September 30, 1999. The Company spent approximately $5.8 million for the addition and replacement of capital equipment necessary to consolidate newly acquired companies, accommodate increased customer demands for the Company's services, and for investments in facilities and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $1.5 million on capital expenditures during the last three months of 1999 to complete the consolidation of newly acquired facilities, upgrade and replace equipment and upgrade the Company's management information systems.

      The Company's financing activities used cash of $2.2 million in the nine months ended September 30, 1999. Cash flows from financing activities include a $5.7 million increase in the Company's revolving credit agreement with Union Bank of California (the "Bank"), used primarily to fund capital expenditures related to the integration and consolidation of acquired companies and to repurchase the Company's common stock in accordance with the Company's stock repurchase program.

      The Company has a $6.0 million revolving credit agreement with the Bank, which expires on November 1, 2000. There was $5.9 million outstanding under the credit agreement at September 30, 1999. The Company also had $23.7 million outstanding on a term loan with the Bank at September 30, 1999.

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

      The Company has divided the Year 2000 readiness task by the following functional areas: IT infrastructure, business systems, operational systems, facilities, and business partners. IT infrastructure includes the Company's wide area networks, local area networks, servers, desktop computers, and telephone systems. Business systems include mainframe and midrange computer hardware and applications. Operational systems include equipment used for the Company's day-to-day operations in the post-production business and editing and graphics equipment. Facilities include fire, life, and safety equipment, elevators and alarm systems. Business partners include suppliers and vendors, financial

                                 VDI MULTIMEDIA
institutions, benefit providers, payroll services, and customers. The Company has appointed a task force chaired by its chief financial officer and coordinated by its information systems director.

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

      The Company has been in the process of analyzing and upgrading its information technology ("IT") systems (i.e., its IT infrastructure and business systems) since early 1998, including upgrading all of its PC hardware, operating systems, and office automation software. With respect to the remaining IT systems, the Company has completed its inventory, assessment and testing phases. With respect to non-IT systems, including operational systems and facilities systems, the Company has completed its inventory, assessment and remediation and testing phases and anticipates completion of the implementation phase by November 30, 1999.

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

                                 VDI MULTIMEDIA

CONTINGENCY PLAN. The Company has developed a comprehensive contingency plan with respect to the Year 2000 problem. Additionally, the Company has created a task force comprised of financial and technical employees that is prepared to address any Year 2000 issues as they arise.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on July 9, 1999. At the meeting, shareholders voted on (i) the election of directors to hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified, (ii) an amendment to the Company's Articles of Incorporation, (iii) an amendment to the Company's 1996 Stock Incentive Plan and (iv) approval of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999.

1.   Election of Directors


     Name                  Votes For    Votes Against     Votes Withheld   Broker Non-Votes
--------------------       ---------    -------------     --------------   ----------------
R. Luke Stefanko           6,670,404           0             156,900               0
Donald R. Stine            6,670,404           0             156,900               0
Thomas J. Ennis            6,670,404           0             156,900               0
Robert S. Feuerman         6,670,404           0             156,900               0
Fred S. Teng               6,670,404           0             156,900               0


2. The amendment to the Company's Restated Articles of Incorporation to change its name to VDI MultiMedia was approved with 6,823,854 votes for the proposal, 3,450 votes against, 0 votes abstaining and 0 broker non-votes.

3. The proposal to amend the Company's 1996 Stock Incentive Plan was approved with 5,585,076 votes for the proposal, 1,242,028 against, 200 votes abstaining and 0 broker non-votes.

4. The appointment by the Board of Directors of the Company of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was ratified with 6,826,249 for the proposal, 1,055 against the proposal, 0 votes abstaining and 0 broker non-votes.


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

                                                 VDI MULTIMEDIA

DATE:  November 12, 1999                    BY:  /s/ Clarke W. Brewer
     ---------------------                       --------------------
                                                    Clarke W. Brewer
                                                 Chief Financial Officer
                                                       and Treasurer
                                               (duly authorized officer and
                                                principal financial officer)