Form 10-K405
period 1999-12-31
VDI MULTIMEDIA
filed 2000-04-14
CIK 1014733

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

                     FOR THE YEAR ENDED DECEMBER 31, 1999,
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM______________ TO ______________

                         COMMISSION FILE NUMBER 0-21917

                            ------------------------

                                 VDI MULTIMEDIA

             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                        95-4272619
      (State of or other jurisdiction of               (I.R.S. EMPLOYER IDENTIFICATION NO.)
        incorporation or organization)

7083 HOLLYWOOD BOULEVARD, HOLLYWOOD, CALIFORNIA                       90028
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (Zip Code)

       Registrant's telephone number, including area code (323) 957-7990

           Securities registered pursuant to Section 12(b) of the Act

                                      None

           Securities registered pursuant to Section 12(g) of the Act
                          Common Stock, no par value.

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $54,065,214 based upon the closing price of such stock on March 29, 2000. As of March 29, 2000, there were 9,235,995 shares of Common Stock outstanding.

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

    Total number of pages                           Exhibit Index begins on page

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

GENERAL

    VDI MultiMedia ("VDI" or the "Company") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. VDI provides the services necessary to edit, master, reformat, archive and ultimately distribute its clients' video content, including television programming, feature films, spot advertising and movie trailers.

    The company provides worldwide electronic distribution, using fiber optics, satellites and the Internet through its Broadcast One-Registered Trademark-network. The company delivers commercials, movie trailers, electronic press kits, infomercials and syndicated programming, by both physical and electronic means, to thousands of broadcast outlets worldwide.

    The Company seeks to capitalize on growth in demand for the services related to the distribution of entertainment content, without assuming the production or ownership risk of any specific television program, feature film or other form of content. The primary users of the Company's services are entertainment studios and advertising agencies that generally choose to outsource such services, due to the sporadic demand of any single customer for such services and the fixed costs of maintaining a high-volume physical plant.

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

    The Company was incorporated in California in 1990. The Company's executive offices are located at 7083 Hollywood Boulevard, Hollywood, California 90028, and its telephone number is (323) 957-7990. Broadcast One-Registered Trademark-is a registered service mark of the Company.

PROPOSED MERGER

    On December 24, 1999, the Company entered into an Agreement and Plan of Merger, dated as of December 24, 1999, among the Company, VDI MultiMedia, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, and VMM Merger Corp., a Delaware corporation and an affiliate of Bain Capital, Inc. A copy of the Agreement and Plan of Merger, dated as of December 24, 1999, among the Company, VDI MultiMedia, Inc. and VMM Merger Corp. is attached hereto as
Exhibit 2.1 and is incorporated herein by this reference. To induce VMM Merger Corp. to enter into the Agreement and Plan of Merger, R. Luke Stefanko and Julia Stefanko entered into a Shareholders Agreement with VMM Merger Corp. The Shareholders Agreement, dated as of December 24, 1999, among VMM Merger Corp.,
R. Luke Stefanko and Julia Stefanko, is incorporated herein by reference to the
Schedule 13D of VMM Merger Corp., Bain Capital Fund VI, L.P., Bain Capital Partners VI, L.P. and Bain Capital Investors VI, Inc., filed with the Securities and Exchange Commission on January 3, 2000.

    On April 3, 2000, the Company announced that the proposed merger would be terminated because it had been notified by the potential acquiror that the senior lender it selected believed it was not obligated to, and did not intend to, provide the required financing in light of the amount of debt in the transaction and the Company's financial performance related to certain projections, absent other unspecified circumstances or events.

MARKETS

    The Company derives revenues primarily from (i) the entertainment industry; consisting of major and independent motion picture and television studios, cable television program suppliers and television program syndicators, and (ii) the advertising industry; consisting of advertising agencies and corporate advertisers. On a more limited basis, the company also services national television networks, local television stations, corporate or instructional video providers, infomercial advertisers and educational institutions.

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

DISTRIBUTION NETWORK

    VDI operates a full service distribution network providing its customers with reliable, timely and high quality distribution services. The Company's historical customer base consists of motion picture and television studios and post-production facilities located primarily in the Los Angeles area. In 1994, the Company created the Broadcast One network to enhance its national distribution capabilities. In 1997, the Company acquired Woodholly Productions ("Woodholly"), MultiMedia Services, Inc. ("MultiMedia"), Video It, Inc. ("Video It") and Fast Forward, Inc. ("Fast Forward"), providing it with a more diversified customer base and facilities in New York, Chicago, San Francisco and additional facilities in Los Angeles. In 1998, the Company acquired The Dub House, Inc. (the "Dub House"), All Post, Inc. ("All Post"), and Dubs, Inc. ("Dubs"), which substantially expanded its market share in Los Angeles.

    Commercials, trailers, electronic press kits and related distribution instructions are typically collected at one of the Company's regional facilities and are processed locally or transmitted over the Broadcast One network directly to another regional facility for processing. Orders are routinely received into the evening hours for delivery the next morning. The Company has the ability to process customer orders from receipt to transmission in less than one hour. Customer orders that require immediate, multiple deliveries in remote markets are often delivered electronically to and serviced by third parties with duplication and delivery services in such markets. The Company's network operates 24 hours a day. The Chicago facility, which is the main hub of the Company's physical distribution capabilities, is strategically located to provide an extended deadline for air courier shipments.

    For electronic distribution, a video master is digitized and delivered by fiber optic, Internet, ISDN or satellite transmission to television stations equipped to receive such transmissions. The Company currently derives a small percentage of its revenues from electronic deliveries and anticipates that this percentage will increase as such technologies become more widely adopted.

    The Company intends to add new methods of distribution as technologies become both standardized and cost-effective. The Company currently operates facilities in Los Angeles (five locations), New York, Chicago, Dallas and San Francisco which the Company believes together distribute an average of approximately 5,500 video segments a day. By capitalizing on Broadcast One's ability through electronic technologies to link instantaneously all of the Company's facilities and by leveraging the Company's presence in the media centers of Chicago and New York, the Company is able to optimize delivery, thus extending the deadline for same- or next-day delivery of time-sensitive material.

    As the Company continues to develop and acquire facilities in new markets, the Broadcast One network enables it to maximize the usage of its network-wide capacity by instantaneously transmitting video content to facilities with available capacity. The Company's Broadcast One network and facilities are designed to serve, cost-effectively, the time-sensitive distribution needs of its clients. Management believes that the Company's success is based on its strong customer relationships that are maintained through the reliability, quality and cost-effectiveness of its services, and its extended deadline for processing customer orders.

VALUE-ADDED SERVICES

    VDI maintains video and audio post-production and editing facilities as components of its full service, value-added approach to its customers. The following summarizes the value-added post-production services that the Company provides to its customers:

FILM-TO-TAPE TRANSFER. Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. The Company transfers film to videotape using URSA and Cintel MK-3 telecine equipment and DaVinci-Registered Trademark- digital color correction systems. In 2000, the Company will add high definition television ("HDTV") services to this product line. The remastering of studio film and television libraries to this new broadcast standard should contribute to the growth of the Company's film transfer business, as well as affiliated services such as foreign language mastering, duplication and distribution.

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

BROADCAST ENCODING. VDI provides encoding services for tracking broadcast airplay of spots or television programming. Using a process called VEIL encoding, a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from standard television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted air time. The Company provides VEIL encoding services for a number of its motion picture studio clients to enable them to customize their promotional material. The Company also provides ICE encoding services which enable it to place codes within the audio portion of a video, thereby enhancing the overall quality of the encoded video.

AUDIO POST-PRODUCTION. Through its facilities in Burbank and West Los Angeles, the Company digitally edits and creates sound effects, assists in replacing dialog and re-records audio elements for integration with film and video elements. The Company designs sound effects to give life to the visual images with a library of sound effects. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product. In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby
Digital-Registered Trademark-, SDDS-Registered Trademark-,
THX-Registered Trademark- and Surround Sound-Registered Trademark-.

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

FOREIGN LANGUAGE MASTERING. Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing. The Company provides dubbed language versioning with an audio layback and conform service that supports various audio and videotape formats to create an international language-specific master videotape. The Company's Burbank facility also creates music and effects tracks from programming shot before an audience to prepare television sitcoms for dialog recording and international distribution.

SYNDICATION. The Company offers a broad range of technical services to domestic and international programmers. The Company services the basic and premium cable, broadcast syndication and direct-to-home market segments by providing the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Europe. The Company provides facilities and services for the delivery of syndicated television programming in the United States and Canada. The Company's customer base consists of the major studios and independent distributors offering network programming, world-wide independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to the cable industry and direct-to-home viewers. Broadcast and syndication operations are conducted in Hollywood and West Los Angeles.

ARCHIVAL SERVICES. The storage and handling of videotape and film elements require specialized security and environmental control procedures. Throughout the entertainment industry, content representing millions of dollars of future revenue is stored in physically small units that are subject to the risk of loss resulting from physical deterioration, natural disaster, unauthorized duplication or theft. The Company currently stores more than two million masters in a protected environment. The Company operates a state-of-the-art secure management system in its West Los Angeles and Hollywood facilities, trade named Reel-Safe(SM), which has been inspected and approved by the Motion Picture Association of America. The Company intends to install this system in its other facilities over the next few years. The Company believes this system is the most advanced in the media industry with respect to security, environmental control and access features. The Company offers on-line access to archival information for certain clients, and intends to offer this service to all clients in the future.

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

HIGH DEFINITION TELEVISION (HDTV). The Company is focused on capitalizing on opportunities created by emerging industry trends such as the emergence of digital television and its more advanced variant, high-definition television. HDTV has quickly become the mastering standard for domestic content providers. The Company believes that the aggressive timetable associated with such conversion, which has resulted both from recent mandates by the Federal Communications Commission (the "FCC") for digital television and high-definition television as well as competitive forces in the marketplace, is likely to accelerate the rate of increase in the demand for these services. The Company plans to open a state-of-the-art HDTV center at its Burbank, California, facility in mid-2000.

DVD AUTHORING. Digital formats, such as DVD, have the potential to overtake VHS videocassettes in the home video market. Industry research shows that DVD sales will surpass VHS videocassettes by 2003. The Company believes that there are significant opportunities in this market. With the increasing rate of conversion of existing analog libraries, as well as new content being mastered to digital formats, we believe that the Company has positioned itself well to provide value-added services to new and existing clients. The Company has made capital investments to expand and upgrade its current DVD and digital compression operations in anticipation of the increasing demand for DVD and video encoding services.

SALES AND MARKETING

    The Company markets its services through a combination of industry referrals, formal advertising, trade show participation, special client events, and its Internet website. While VDI relies primarily on its reputation and business contacts within the industry for the marketing of its services, the Company also maintains a direct sales force to communicate the capabilities and competitive advantages of the

Company's services to potential new customers. In addition, the Company's sales force solicits corporate advertisers who may be in a position to influence agencies in directing deliveries through the Company. The Company currently has sales representatives located in Los Angeles, San Francisco, Chicago and New York. The Company's marketing programs are directed toward communicating its unique capabilities and establishing itself as the predominant value-added distribution network for the motion picture and advertising industries.

    In addition to its traditional sales efforts directed at those individuals responsible for placing orders with VDI's facilities, the Company also strives to negotiate "preferred vendor" relationships with its major customers. Through this process, the Company negotiates discounted rates with large volume clients in return for being promoted within the client's organization as an established and accepted vendor. This selection process tends to favor larger service providers such as VDI that (i) offer lower prices through scale economies;
(ii) have the capacity to handle large orders without outsourcing to other vendors; and (iii) can offer a strategic partnership on technological and other industry-specific issues. To date, the Company has successfully negotiated four such agreements with major entertainment studios and national broadcast networks.

CUSTOMERS

    Since its inception in 1990, VDI has added customers and increased its sales through acquisitions and by delivering a favorable mix of reliability, timeliness, quality and price. The integration of the Company's regional facilities through Broadcast One has given its customers a time advantage in the ability to deliver broadcast quality material. The Company markets its services to major and independent motion picture and television production companies, advertising agencies, television program suppliers and, on a more limited basis, national television networks, infomercial providers, local television stations, television program syndicators, corporations and educational institutions. The Company's motion picture clients include Disney, Sony Pictures Entertainment, Twentieth Century Fox, Universal Studios, Warner Bros., Metro-Goldwyn-Mayer and Paramount Pictures. The Company's advertising agency customers include TBWA/Chiat Day, Young & Rubicam and Saatchi & Saatchi.

    The Company solicits the motion picture and television industries, advertisers and their agencies to generate revenues. In the year ended
December 31, 1999, the seven major motion picture studios accounted for approximately 41.9% of the Company's revenues. The Walt Disney Company and its subsidiaries accounted for approximately 9.8% of the Company's revenues for the year ended December 31, 1999.

    The Company generally does not have exclusive service agreements with its clients. Because clients generally do not make arrangements with the Company until shortly before its facilities and services are required, the Company usually does not have any significant backlog of service orders. The Company's services are generally offered on an hourly or per unit basis based on volume.

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

    The Company has a customer service staff of 84 people, at least one member of which is available 24 hours a day. This staff serves as a single point of problem resolution and supports not only the Company's customers, but also the television stations and cable systems to which the Company delivers.

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

    The principal competitive factors affecting this market are reliability, timeliness, quality and price. The Company competes with a variety of duplication and distribution firms, certain post-production companies and, to a lesser extent, the in-house operations of major motion picture studios and ad agencies. Some of these competitors have long-standing ties to clients that will be difficult for the Company to change. Several companies have systems for delivering video content electronically. Moreover, some of these firms, such as Vyvx (a subsidiary of the Williams Companies), Digital Generation
Systems, Inc., Todd--AO Corporation, Four Media Company, and other and post-production companies may have greater financial, operational and marketing resources, and may have achieved a higher level of brand recognition than the Company. As a result, there is no assurance that the Company will be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality, price or otherwise.

EMPLOYEES

    The Company had 504 full-time employees as of December 31, 1999. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company currently leases all 16 of its facilities. Ten of these facilities have production capabilities and/or sales activities, five are storage vaults and one is used as the Company's corporate offices. The lease terms expire at various dates from March 2000 to October 2008. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 1999:

                                                               SQUARE
LOCATION                                                      FOOTAGE
--------                                                      --------
Hollywood, CA...............................................    9,475
Hollywood, CA...............................................   45,000
Hollywood, CA...............................................    4,000
Hollywood, CA...............................................    7,200
Hollywood, CA...............................................   13,000
Hollywood, CA...............................................    3,000
Hollywood, CA...............................................   27,000
Hollywood, CA...............................................   13,400
Burbank, CA.................................................   32,000
Burbank, CA.................................................    6,000
North Hollywood, CA.........................................   27,000
Santa Monica, CA............................................   13,400
San Francisco, CA...........................................   10,200
Chicago, IL.................................................   12,200
New York, NY................................................    9,000
Dallas, TX..................................................    4,500

ITEM 3. LEGAL PROCEEDINGS

    VDI is party to two class action lawsuits that allege claims against VDI and its directors for breach of fiduciary duty alleged to have arisen from the transactions contemplated by the Agreement and Plan of Merger between VDI, VDI MultiMedia, Inc. and VMM Merger Corp. dated as of December 24, 1999 including, but not limited to, alleged failure to announce any active auction, open bidding or similar procedure, taking actions designed to halt any other offers and deter higher offers so as to protect the interests of the defendants at the expense of VDI's shareholders, and failure to take action that would maximize shareholder value. These lawsuits also name Bain Capital as an aider and abetter of these alleged breaches of fiduciary duty. These lawsuits were filed in the Superior Court of the State of California for the County of Los Angeles (Hanken v. VDI MultiMedia, et al., Case No. BC222355 and McAllister v. VDI MultiMedia, et al., Case No. BC 222394). The principal relief sought is certification of the putative class, an injunction against the mergers and damages and attorneys' fees in an unspecified amount. The lawsuits were filed on December 28, 1999 and December 29, 1999 prior to the time when much of the information about the matters alleged was publicly available. VDI believes that the allegations contained in the complaints are without merit and intends to contest the actions vigorously, on behalf of itself and its directors. Furthermore, VDI believes that any potential damages arising from these claims would not have a material financial impact on the Company.

    From time to time the Company may become party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any material legal proceedings other than mentioned above.

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

                                                                LOW        HIGH
                                                              --------   --------
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................   $ 9.38     $16.50
  Second Quarter............................................   $ 9.75     $19.63
  Third Quarter.............................................   $ 7.25     $11.88
  Fourth Quarter............................................   $ 7.50     $ 9.81
YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................   $ 4.31     $10.00
  Second Quarter............................................   $ 5.25     $ 7.88
  Third Quarter.............................................   $ 6.50     $10.75
  Fourth Quarter............................................   $ 8.94     $14.06
YEAR ENDING DECEMBER 31, 2000
  First Quarter (through March 28, 2000)....................   $12.64     $14.50

    On March 28, 2000, the closing sale price of the Common Stock as reported on the NNM was $14.00 per share. As of March 28, 2000, there were 11 holders of record of the Common Stock.

DIVIDENDS

    The Company did not pay dividends on its Common Stock during the years ended December 31, 1998 or 1999. The Company's ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following data, insofar as it relates to each of the years 1995 to 1999, has been derived from annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                        YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                            1995       1996       1997       1998       1999
                                                          --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data
  Revenues..............................................  $18,538    $24,780    $40,772    $59,697    $78,248
  Cost of goods sold....................................   11,256     14,933     24,898     36,454     46,526
                                                          -------    -------    -------    -------    -------
  Gross profit..........................................    7,282      9,847     15,874     23,243     31,722
  Selling, general and administrative expense...........    5,181      5,720      9,253     13,201     17,860
                                                          -------    -------    -------    -------    -------
  Operating income......................................    2,101      4,127      6,621     10,042     13,862
  Interest expense, net.................................      333        223         68        976      2,147
  Provision for income tax (1)..........................       26         68      2,572      3,756      4,868
                                                          -------    -------    -------    -------    -------
  Net income............................................  $ 1,742    $ 3,836    $ 3,981    $ 5,310    $ 6,847
                                                          =======    =======    =======    =======    =======
  Earnings per Share (2):
    Basic...............................................  $  0.26    $  0.58    $  0.44    $  0.55    $  0.73
    Diluted.............................................  $  0.26    $  0.58    $  0.43    $  0.54    $  0.71
  Weighted Average Common Shares Outstanding (2):
    Basic...............................................    6,660      6,660      9,123      9,737      9,322
    Diluted.............................................    6,660      6,660      9,208      9,816      9,599
Other Data
  EBITDA(3).............................................  $ 3,680    $ 5,781    $10,343    $14,917    $18,886
  Cash flows provided by operating activities...........    2,553      6,306      6,317      6,420     13,043
  Cash flows (used in) provided by financing
    activities..........................................   (1,061)    (4,966)     9,945     26,712     (1,131)
  Capital expenditures..................................    1,137      1,191      1,686      6,798      7,672
Selected Balance Sheet Data
  Cash and cash equivalents.............................  $   415    $   564    $ 2,921    $ 2,048    $ 3,030
  Working capital.......................................    1,079      1,925      5,354      8,863      1,986
  Property and equipment, net...........................    3,992      3,520      7,808     17,655     21,860
  Total assets..........................................    9,340     11,178     32,907     64,849     75,064
  Borrowings under revolving credit agreements..........      100         --      1,086        233      5,888
  Long-term debt, net of current portion................    2,150      1,177      1,279     22,448     16,501
  Shareholders' equity..................................    3,019      5,241     21,532     28,910     32,744

--------------------------

(1) Prior to its initial public offering, the Company was exempt from payment of federal income taxes and had paid certain state income taxes at a reduced rate as a result of its S Corporation status. Prior to the closing of the initial public offering in February 1997, the Company's shareholders elected to terminate the Company's S Corporation status. As a result of terminating the Company's S Corporation status, the Company was required to record a one-time, non-cash charge against historical earnings for additional deferred taxes based upon the increase in the effective tax rate from the Company's S Corporation status (1.5%) to C Corporation status (40%). This charge of $184,000 occurred in the quarter ending March 31, 1997.

(2) Earnings per share is calculated after giving effect to the 333-for-1 common stock split in May 1996 and restatement for the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(3) EBITDA is defined herein as earnings before interest, taxes, depreciation and amortization. EBITDA does not represent cash generated from operating activities in accordance with GAAP, is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to other similarly titled measures of other companies, management believes that EBITDA is a useful measure of cash flow available to the Company to pay interest, repay debt, make acquisitions or invest in new technologies. The Company is currently committed to use a portion of its cash flows to service existing debt, if outstanding, and, furthermore, anticipates making certain capital expenditures as part of its business plan.

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

RESULTS OF OPERATIONS

    The following table sets forth the amount, and percentage relationship to revenues, of certain items included within the Company's Statement of Income for the years ended December 31, 1997, 1998 and 1999.

                                                                   YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                      1997                  1998                  1999
                                               -------------------   -------------------   -------------------
                                                          PERCENT               PERCENT               PERCENT
                                                             OF                    OF                    OF
                                                AMOUNT    REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                                               --------   --------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Revenues.....................................  $40,772     100.0%    $59,697     100.0%    $78,248      100.0%
Costs of goods sold..........................   24,898      61.1      36,454      61.1      46,526       59.5
                                               -------     -----     -------     -----     -------     ------
Gross profit.................................   15,874      38.9      23,243      38.9      31,722       40.5
Selling, general and administrative
  expense....................................    9,253      22.7      13,201      22.1      17,860       22.8
                                               -------     -----     -------     -----     -------     ------
Operating income.............................    6,621      16.2      10,042      16.8      13,862       17.7
Interest expense, net........................       68       0.2         976       1.7       2,147        2.7
Provision for income taxes...................    2,572       6.3       3,756       6.3       4,868        6.2
                                               -------     -----     -------     -----     -------     ------
Net income...................................  $ 3,981       9.8%    $ 5,310       8.9%    $ 6,847        8.8%
                                               =======     =====     =======     =====     =======     ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues increased by $18.5 million or 31.1% to $78.2 million for the year ended December 31, 1999 compared to $59.7 million for the year ended December 31, 1998. This increase in revenue was due to increased volume resulting from (i) the acquisitions of All Post and the Dub House in June 1998 and Dubs in November 1998, and (ii) increased marketing of the Company's media services.

    GROSS PROFIT. Gross profit increased $8.5 million or 36.5% to $31.7 million for the year ended December 31, 1999 compared to $23.2 million for the year ended December 31, 1998. As a percentage of revenues, gross profit increased from 38.9% to 40.5%. The increase in gross profit as a percentage of revenues was due primarily to the lower cost of direct materials resulting from volume purchasing discounts, partially offset by increased wages which resulted primarily from additional overtime related to the integration of two of the Company's largest facilities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $4.7 million or 35.3% to $17.9 million for the year ended December 31, 1999 compared to $13.2 million for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expense increased to 22.8% for the year ended December 31, 1999 compared to 22.1% for the year ended December 31, 1998. This increase was due to increased amortization of intangible assets associated with acquisitions and an increase in the Company's provision for doubtful accounts.

    OPERATING INCOME. Operating income increased $3.9 million or 38.0% to $13.9 million for the year ended December 31, 1999 compared to $10.0 million for the year ended December 31, 1998. As a percentage of revenue, operating income increased from 16.8% to 17.7%.

    INTEREST EXPENSE. Interest expense increased 115.7% from $1.0 million in 1998 to $2.2 million in 1999. This increase was due to increased borrowings under the Company's debt agreements related to the acquisitions of the Dub House, All Post and Dubs.

    INCOME TAXES. The Company's effective income tax rate was 41.5% for 1999 and 41.4% for 1998.

    NET INCOME. Net income for the year ended December 31, 1999 increased $1.5 million or 28.9% to $6.8 million compared to $5.3 million for the year ended December 31, 1998.

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

    INTEREST EXPENSE. Interest expense increased 239% from $0.3 million in 1997 to $1.0 million in 1998. This increase was due to increased borrowings under the Company's debt agreements related to the acquisitions of the Dub House, All Post and Dubs.

    INCOME TAXES. The Company's effective income tax rate was 41.4% for 1998 and 39.2% for 1997. The difference in effective rates was primarily due to the conversion of the Company's income tax status from an S Corporation to a C Corporation.

    NET INCOME. Net income for the year ended December 31, 1998 increased $1.3 million or 33.4% to $5.3 million, compared to $4.0 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations through internally generated cash flow, borrowings under lending agreements with financial institutions, the initial public offering and, to a lesser degree, borrowings from related parties. In the first quarter of 1997, the Company completed its initial public offering of common stock. The net proceeds of the initial public offering to the Company were approximately $17.9 million after deducting the underwriters' discounts and commissions and offering expenses.

    At December 31, 1999, the Company's cash and cash equivalents aggregated $3.0 million and net working capital was $2.0 million. The Company's operating activities provided cash of $6.3 million in 1997, $6.4 million in 1998 and $13.0 million for the year ended December 31, 1999.

    The Company's investing activities used cash $13.9 million in 1997, $34.0 million in 1998 and $10.9 million for the year ended December 31, 1999. Investing activities during 1999 included the expenditure of $7.7 million for the addition and replacement of capital equipment, investments in facility consolidations and upgrades to management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional video equipment in order to increase capacity or replace existing equipment. The Company expects to spend approximately $9.5 million during 2000 on capital expenditures for the addition and replacement of equipment, including approximately $5.0 million for investments in HDTV technologies, and for management information system upgrades.

    The Company's financing activities provided cash of $9.9 million in 1997, $26.7 million in 1998 and used cash of $1.1 million in the year ended
December 31, 1999. Cash flows from financing activities during the year ended December 31, 1999 include the use of $3.1 million to repurchase 572,700 shares of the Company's common stock.

    The Company has a $6.0 million revolving credit agreement with Union Bank of California (the "Bank") which expires on November 1, 2000. There was
$5.9 million outstanding under the Union Bank Credit Agreement at December 31, 1999. The Company also has a $29.0 million term loan with the Bank, of which $22.2 million was outstanding at December 31, 1999, and a $2.5 million term loan outstanding which becomes due and payable on April 30, 2000. Management is currently in the process of negotiating increases to its existing term loan and line of credit, which it expects to complete by April 30, 2000.

    Management believes that cash generated from its credit facility (as proposed to be amended), ongoing operations and existing working capital will fund necessary capital expenditures and provide adequate working capital for the next twelve months.

    The Company reviews the acquisition of businesses complementary to its current operations on an ongoing basis and, depending on the number, size and timing of such transactions, may be required to secure additional financing.

YEAR 2000 COMPLIANCE ISSUE

    The risks posed by Year 2000 issues, which arise because computer systems and software products may be unable to distinguish 21(st) century dates from 20(th) century dates, could harm the Company's business. Prior to the end of 1999 the Company completed a review of the Year 2000 compliance of its IT infrastructure, business and operational systems and third-party suppliers. The Company's review included testing to determine how their systems would function at and beyond the Year 2000. To date, the Company has not experienced any material Year 2000 related problems with its IT infrastructure, business systems or operational systems. Additionally, the Company is not aware of any failure by its third-party suppliers to be Year 2000 compliant that could impact its business or operations. However, there is an ongoing risk that such problems or failures could arise or become apparent in the future. Any such problems or failures experienced by the Company or its customers could have negative consequences for the Company, including decreasing the demand for its products and interrupting its operations. As a result, the Company's supply chain and revenue could be harmed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Item 8 are set forth in the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement of the Company to be filed with the Commission not later than April 29, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference in
Part III of this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for in Item 10 of Part III shall be filed in the Company's definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report of Form 10-K under Form 10K/A.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for in Item 11 of Part III shall be filed in the Company's definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report of Form 10-K under Form 10K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for in Item 12 of Part III shall be filed in the Company's definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report of Form 10-K under Form 10K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for in Item 13 of Part III shall be filed in the Company's definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report of Form 10-K under Form 10K/A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents Filed as Part of this Report:

(1) Financial Statements

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-1
Consolidated Balance Sheet at December 31, 1998 and 1999....    F-2
Consolidated Statement of Income for each of the three years
  in the period ended December 31, 1999.....................    F-3
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended December 31, 1999.....    F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 1999...............    F-5
Notes to Consolidated Financial Statements..................    F-6

    The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(1):

    Schedule II Valuation and Qualifying Accounts Page 18

    All other financial statement schedules not listed above have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

    (2) Exhibits


      2.1               Agreement and Plan of Merger, dated as of December 24, 1999, among VDI MultiMedia, VDI MultiMedia, Inc. and VMM Merger
                        Corp. (incorporated by reference to the same numbered
                        Exhibit to the Company's Current Report on Form 8-K filed
                        with the Securities and Exchange Commission (the "SEC") on
                        January 11, 2000.)

      2.2               Shareholders Agreement, dated as of December 24, 1999, among
                        VMM Merger Corp., R. Luke Stefanko and Julia Stefanko
                        (incorporated by reference to the Schedule 13D of VMM Merger
                        Corp., Bain Capital Fund VI, L.P., Bain Capital Partners VI,
                        L.P. and Bain Capital Investors VI, Inc., filed with the
                        Securities and Exchange Commission on January 3, 2000).

      3.1               Restated Articles of Incorporation of the Company
                        (incorporated by reference to the same numbered Exhibit to the Company's Amendment No. 1 to the Registration Statement
                        on Form S-1 filed with the SEC on May 17, 1996 (the "S-1")
                        filed with the SEC on December 31, 1996 ("Amendment No.
                        1")).

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

------------------------

    (b) Reports on 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   VDI MEDIA

                   Schedule II--Valuation and Qualifying Accounts

                                          BALANCE AT    CHARGED TO    PURCHASE                   BALANCE AT
                                         BEGINNING OF   COSTS AND    ACCOUNTING    DEDUCTIONS/     END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS             PERIOD       EXPENSES    ADJUSTMENTS   WRITE-OFFS      PERIOD
-------------------------------          ------------   ----------   -----------   -----------   ----------
Year ended December 31, 1999...........    $878,000      $790,000       --          ($697,000)    $971,000
Year ended December 31, 1998...........    $607,000      $ 51,000     $220,000         --         $878,000
Year ended December 31, 1997...........    $460,000        --         $177,000      ($ 30,000)    $607,000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of VDI MultiMedia

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of VDI MultiMedia and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Century City, California
February 11, 2000

                                 VDI MULTIMEDIA

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,048,000   $ 3,030,000
  Accounts receivable, net of allowances for doubtful
    accounts of $878,000 and $971,000, respectively.........   17,329,000    19,736,000
  Inventories...............................................      734,000     1,122,000
  Prepaid expenses and other current assets.................      976,000     1,413,000
  Deferred income taxes.....................................      917,000     1,096,000
                                                              -----------   -----------
    Total current assets....................................   22,004,000    26,397,000
Property and equipment, net (Note 4)........................   17,655,000    21,860,000
Other assets, net...........................................      406,000       297,000
Goodwill and other intangibles, net.........................   24,784,000    26,510,000
                                                              -----------   -----------
                                                              $64,849,000   $75,064,000
                                                              ===========   ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 4,480,000   $ 6,998,000
  Accrued expenses..........................................    1,528,000     2,581,000
  Income taxes payable......................................      548,000       418,000
  Borrowings under revolving credit agreement (Note 5)......      233,000     5,888,000
  Current portion of notes payable (Note 6).................    5,827,000     8,309,000
  Current portion of capital lease obligations (Note 6).....      525,000       217,000
                                                              -----------   -----------
    Total current liabilities...............................   13,141,000    24,411,000
                                                              -----------   -----------
  Deferred tax liability....................................      350,000     1,408,000
                                                              -----------   -----------
  Notes payable, less current portion (Note 6)..............   22,234,000    16,433,000
                                                              -----------   -----------
  Capital lease obligations, less current portion (Note
    6)......................................................      214,000        68,000
                                                              -----------   -----------
Commitments and contingencies (Note 8)
Shareholders' equity:
  Preferred stock--no par value; 5,000,000 shares
    aurthorized; none outstanding...........................           --            --
  Common stock--no par value; 50,000,000 shares authorized;
    9,776,094 and 9,210,697 shares issued and outstanding,
    respectively............................................   20,948,000    17,935,000
  Retained earnings.........................................    7,962,000    14,809,000
                                                              -----------   -----------
    Total shareholders' equity..............................   28,910,000    32,744,000
                                                              -----------   -----------
                                                              $64,849,000   $75,064,000
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 VDI MULTIMEDIA

                        CONSOLIDATED STATEMENT OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1998          1999
                                                        -----------   -----------   -----------
Revenues..............................................  $40,772,000   $59,697,000   $78,248,000
Cost of goods sold....................................   24,898,000    36,454,000    46,526,000
                                                        -----------   -----------   -----------
    Gross profits.....................................   15,874,000    23,243,000    31,722,000

Selling, general, and administrative expense..........    9,253,000    13,201,000    17,860,000
                                                        -----------   -----------   -----------
Operating income......................................    6,621,000    10,042,000    13,862,000
Interest expense......................................      294,000       997,000     2,151,000
Interest income.......................................      226,000        21,000         4,000
                                                        -----------   -----------   -----------
Income before income taxes............................    6,553,000     9,066,000    11,715,000
Provision for income taxes............................    2,572,000     3,756,000     4,868,000
                                                        -----------   -----------   -----------
    Net income........................................  $ 3,981,000   $ 5,310,000   $ 6,847,000
                                                        ===========   ===========   ===========
Earnings per share:
  Basic:
    Net income per share..............................  $      0.44   $      0.55   $      0.73
    Weighted average number of shares.................    9,122,575     9,737,392     9,322,249
  Diluted:
    Net income per share..............................  $      0.43   $      0.54   $      0.71
    Weighted average number of shares including the
      dilutive effect of stock options (78,513 and
      276,305 for 1998 and 1999, respectively)........    9,207,940     9,815,905     9,598,554

   The accompanying notes are an integral part of these financial statements.

                                 VDI MULTIMEDIA

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   COMMON STOCK                           TOTAL
                                              -----------------------    RETAINED     SHAREHOLDER'S
                                               SHARES       AMOUNT       EARNINGS        EQUITY
                                              ---------   -----------   -----------   -------------
Balance at December 31, 1996................  6,660,000   $ 1,015,000   $ 4,226,000    $ 5,241,000
Net income..................................         --            --     3,981,000      3,981,000
Distributions to shareholders...............         --            --    (5,555,000)    (5,555,000)
Common shares issued........................  2,920,000    17,865,000            --     17,865,000
                                              ---------   -----------   -----------    -----------
Balance at December 31, 1997................  9,580,000    18,880,000     2,652,000     21,532,000
Net income..................................         --            --     5,310,000      5,310,000
Shares issued in connection with company
  acquisitions..............................     30,770       342,000            --        342,000
Shares issued in connection with exercise of
  stock options.............................    165,324     1,157,000            --      1,157,000
Tax effect of exercise of stock option......         --       569,000            --        569,000
                                              ---------   -----------   -----------    -----------
Balance at December 31, 1998................  9,776,094    20,948,000     7,962,000     28,910,000
Net income..................................         --            --     6,847,000      6,847,000
Shares repurchased in connection with stock
  repurchase plan...........................   (572,700)   (3,064,000)           --     (3,064,000)
Shares issued in connection with exercise of
  stock options.............................      7,303        51,000            --         51,000
                                              ---------   -----------   -----------    -----------
Balance at December 31, 1999................  9,210,697   $17,935,000   $14,809,000    $32,744,000
                                              =========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 VDI MULTIMEDIA

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1997           1998           1999
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net income................................................  $  3,981,000   $  5,310,000   $  6,847,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization.............................     3,722,000      4,876,000      5,024,000
  Provision for doubtful accounts...........................       (30,000)        51,000        790,000
  Gain on sale of equipment.................................       (11,000)            --        (25,000)
  (Increase) decrease in deferred income taxes..............      (460,000)      (118,000)       879,000
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable................    (2,943,000)        49,000     (3,197,000)
  Decrease in amounts receivable from employees.............       220,000             --             --
  Decrease (increase) in inventories........................         9,000        185,000       (388,000)
  Increase in prepaid expenses and other current assets.....      (141,000)      (196,000)      (437,000)
  (Increase) decrease in other assets.......................       (18,000)      (162,000)       109,000
  Increase (decrease) in accounts payable...................        46,000     (1,995,000)     2,518,000
  Increase (decrease) in accrued expenses...................     1,151,000     (1,906,000)     1,053,000
  Increase (decrease) in income taxes payable...............       791,000        326,000       (130,000)
                                                              ------------   ------------   ------------
    Net cash provided by operating activities...............     6,317,000      6,420,000     13,043,000

Cash used in investing activities:
  Capital expenditures......................................    (1,686,000)    (6,798,000)    (7,672,000)
  Proceeds from sale of assets..............................        18,000             --         49,000
  Acquisitions, net of cash acquired........................   (12,237,000)   (27,207,000)    (3,307,000)
                                                              ------------   ------------   ------------
    Net cash used in investing activities...................   (13,905,000)   (34,005,000)   (10,930,000)

Cash flows from financing activities:
  Distributions to shareholders.............................    (5,555,000)            --             --
  Repurchase of common stock................................            --             --     (3,064,000)
  Proceeds from sale of common stock........................    17,865,000             --             --
  Proceeds form exercise of stock options...................            --      1,157,000         51,000
  Change in revolving credit agreement......................       686,000       (853,000)     5,655,000
  Proceeds from bank note...................................            --     29,000,000      2,500,000
  Repayment of notes payable................................    (4,079,000)    (1,846,000)    (5,819,000)
  Repayment of capital lease obligations....................    (1,062,000)      (746,000)      (511,000)
  Proceeds from capital leases..............................            --             --         57,000
  Decrease in amount receivable from officer................     1,214,000             --             --
  Decrease in deferred offering costs.......................       876,000             --             --
                                                              ------------   ------------   ------------
    Net cash provided by (used in) financing activities.....     9,945,000     26,712,000     (1,131,000)

Net increase (decrease) in cash.............................     2,357,000       (873,000)       982,000

Cash and cash equivalents at beginning of period............       564,000      2,921,000      2,048,000
                                                              ------------   ------------   ------------

Cash and cash equivalents at end of period..................  $  2,921,000   $  2,048,000   $  3,030,000
                                                              ============   ============   ============
Supplemental disclosure cash flows information:
  Cash paid for:
    Interest................................................  $    276,000   $    997,000   $  2,151,000
                                                              ============   ============   ============
    Income tax..............................................  $  2,241,000   $  3,779,000   $  4,154,000
                                                              ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                 VDI MULTIMEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

    VDI MultiMedia ("VDI" or the "Company") provides video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, archive and distribute its clients' video content, including television programming, spot advertising and movie trailers. The Company provides worldwide electronic distribution, using fiber optics and satellites. The Company delivers commercials, movie trailers, electronic press kits, infomercials and syndicated programming, by both physical and electronic means, to thousands of broadcast outlets worldwide.

    In February 1997, the Company completed the sale of a portion of its common shares in an initial public offering ("IPO"). Prior to the offering, the Company had elected S-Corporation status for federal and state income tax purposes. As a result of the offering, the S-Corporation status terminated. Thereafter, the Company has paid federal and state income taxes as a C-Corporation (see
Note 7).

    On December 24, 1999, VDI entered into an Agreement and Plan of Merger, among the Company and VMM Merger Corp., a Delaware corporation and an affiliate of Bain Capital, Inc. Under the terms of the agreement, substantially all of the shares of the Company's outstanding common stock (other than certain rollover shares) will be converted in a series of merger transactions into the right to receive $15 per share in cash. Certain shares held by continuing management and shares held by certain other non-affiliated shareholders will remain outstanding and rollover into common stock of the Company following the transaction. The transaction is valued at approximately $200 million inclusive of debt repayment, fees and expenses. Bain, through its affiliated funds, has agreed to provide equity financing for the transaction. The Company entered into the merger agreement following its approval by a unanimous vote of the Board of Directors following the recommendation of the entire board with management directors abstaining (see Note 12).

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

                                 VDI MULTIMEDIA

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    REVENUES AND RECEIVABLES

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

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term. The estimated useful life of property and equipment is seven years and leasehold improvements is ten years.

    Effective January 1, 1999, the Company changed its estimate of useful lives of property and equipment. During 1998 and prior, the Company depreciated property and equipment over five years. In 1999, the Company depreciated property and equipment over seven years. The Company believes that this change best reflects the future benefit of property and equipment. Had the Company not changed its estimate of useful lives, it would have resulted in approximately $1,400,000 of additional depreciation expense in 1999.

    GOODWILL AND OTHER INTANGIBLES

    Goodwill is amortized on a straight-line basis over 20 years. The Company evaluates the recoverability of goodwill and reviews the amortization periods on a regular basis. Recoverability is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1998 and 1999, no impairment was indicated. Other intangibles consist primarily of covenants not to compete and are amortized on a straight-line basis over 3-5 years. Amortization expense totaled $288,000, $954,000 and $1,581,000 for the three years in the period ended December 31, 1999, respectively.

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

                                 VDI MULTIMEDIA

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but provides pro forma disclosures of net income and earnings per share measured using fair value method defined by FAS 123.

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

    COMPREHENSIVE INCOME

    In 1998, the Company adopted Statement of SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on the Company's results of operations.

    SEGMENT DISCLOSURE

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosure with respect to products and services, geographic areas of operation, and major customers. This Statement does not have an impact, as the Company believes it operates within one business segment.

    RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain

                                 VDI MULTIMEDIA

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) derivative instruments embedded in other contracts, and for hedging activities. The Company does not believe that this Statement will have an impact on the Company's results of operations.

3. ACQUISITIONS:

    On November 9, 1998, the Company acquired substantially all of the assets of Dubs, Inc. ("Dubs"). Dubs provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios and independent production companies for both domestic and international use. As consideration, the Company will pay Dubs $11,312,000, of which $10,437,000 was paid in 1998. The remaining $875,000, payable at December 31, 1999, relates to payments which were held back to secure any required post-closing purchase price adjustments.

    On June 12, 1998, the Company acquired substantially all of the assets of All Post, Inc. ("All Post"). All Post provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios and independent production companies for both domestic and international use. As consideration, the Company paid All Post $13,000,000 in 1998.

    On June 9, 1998, the Company acquired all of the assets of the Dub House, Inc. ("Dub House"). The Dub House distributes broadcast media for advertising agencies, independent producers and other broadcast media providers. As consideration, the Company paid the owners of the Dub House $1,561,000 in 1998.

    On November 21, 1997, the Company acquired all of the outstanding shares of Fast Forward, Inc. ("Fast Forward"), a provider of video duplication and distribution services primarily to advertising agencies and post production companies. The excess of purchase price over the fair value of net assets acquired was allocated to goodwill. The purchase price consisted of $1,400,000 of cash, of which $1,150,000 paid during 1998 and 30,770 shares of common stock which were issued December 31, 1997 and earn-out payments of up to $600,000. The earn-out provisions are based upon Fast Forward attaining certain performance goals through December 2000. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill and amortized over the remaining useful life of the goodwill. As of December 31, 1999, the Company has paid $161,000 in earn-out payments.

    The Company acquired substantially all of the assets and assumed certain liabilities of Video It, Inc. ("Video It") on October 7, 1997. Video It provides low-end audio and video editing, as well as duplication and distribution services, primarily for infomercials. The purchase price consisted of $150,000 in cash and earn-out payments.

    In August 1997, the Company acquired all of the outstanding capital stock of Multi-Media Services, Inc. ("Multi-Media"). Multi-Media principally provides video duplication, distribution, and content storage to major advertising agencies. Through the acquisition of Multi-Media, the Company acquired facilities in Los Angeles, Chicago, New York and San Francisco. The purchase price paid by the Company for Multi-Media was $6,867,000 (including the immediate repayment of $1,545,000 of indebtedness). In addition, the Company may be required to pay, as an earn-out, up to an aggregate of $2,000,000, plus interest from the closing date, in the event that Multi-Media, as a separate subsidiary of the Company, achieves certain financial goals through December 2002. If MultiMedia fails to achieve the targeted results in any particular quarter, the related earn-out payment will be deferred up to two years until the results are achieved. No earn-out payments will be made after December 31, 2004. As of December 31, 1999, the Company has paid $170,000 in earn-out payments.

                                 VDI MULTIMEDIA

3. ACQUISITIONS: (CONTINUED)

    On January 1, 1997, the Company acquired all of the assets and certain liabilities of Woodholly Productions ("Woodholly"). Woodholly provides full service video duplication, distribution, content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use. As consideration, the Company will pay the partners of Woodholly a maximum of $8,000,000, of which $4,000,000 was paid in January 1997. The remaining balance is subject to earn-out provisions which are predicated upon Woodholly attaining certain operating income goals, as set forth in the purchase agreement in each quarter through December 31, 2001. As of December 31, 1999, the Company has paid $1,961,000 in earn-out payments.

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

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
Net sales...................................................  $80,382,000   $80,503,000
Net income..................................................  $ 1,218,000   $ 4,526,000
Basic and diluted earnings per share........................  $      0.13   $      0.46

    These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments, including a pro forma provision for income taxes for Multi-Media and Dubs at 40 percent. Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisitions had been effective on January 1, 1997. Pro forma results of operations have not been presented for the Dub House, Fast Forward and Video It because the effect of these acquisitions was not significant.

4. PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
Machinery and equipment.....................................  $ 22,616,000   $ 27,092,000
Leasehold improvements......................................     5,190,000      7,716,000
Equipment under capital lease...............................     2,609,000      2,220,000
Vehicles....................................................       396,000         21,000
Computer equipment..........................................       732,000      1,920,000
                                                              ------------   ------------
                                                                31,543,000     38,969,000

Less accumulated depreciation and amortization..............   (13,888,000)   (17,109,000)
                                                              ------------   ------------
                                                              $ 17,655,000   $ 21,860,000
                                                              ============   ============

                                 VDI MULTIMEDIA

4. PROPERTY AND EQUIPMENT: (CONTINUED)
    Depreciation expense aggregated $3,434,000, $3,922,000, and $3,444,000 for the three years in the period ended December 31, 1999, respectively.

5. REVOLVING CREDIT AGREEMENT:

    The Company has a $6,000,000 revolving credit agreement with a bank. The outstanding borrowing on this line of credit was $233,000 and $5,888,000 at December 31, 1998 and 1999, respectively. Interest accrues at either the London Interbank Offering Rate ("LIBOR") plus 1.25% or the bank's reference rate (7.75% and 8.5% at December 31, 1998 and 1999, respectively). The Company may, at its election, use a LIBOR based interest rate option with a margin of 1.25%. The terms of the revolving credit agreement include covenants regarding the maintenance of various financial ratios. At December 31, 1999, the Company was in compliance with these covenants. The revolving credit agreement expires on November 1, 2000.

6. LONG-TERM DEBT AND NOTES PAYABLE:

    TERM LOANS

    In November 1998, the Company borrowed $29,000,000 on a term loan with a bank, payable in 60 monthly installments of $483,000 plus interest. The Company had $28,033,000 and $22,233,000 outstanding on this loan at December 31, 1998 and 1999, respectively, and is secured by substantially all of the Company's assets. The Company may, at its election, use LIBOR interest rate options, which vary depending on the due dates of the principal payments. If the LIBOR interest option is not elected, interest accrues at the bank's reference rate (7.75% and 8.5% at December 31, 1998 and 1999, respectively). The terms of the loan include covenants regarding the maintenance of financial ratios. At December 31, 1999, the Company was in compliance with these covenants. The loan matures on October 31, 2003.

    During 1999, the Company established a $2,500,000 note with the same bank. At December 31, 1999, the Company had $2,500,000 outstanding on this note. Interest accrues at the bank's reference rate (8.5% at December 31, 1999). The terms of the note include covenants regarding the maintenance of various financial ratios. At December 31, 1999, the Company was in compliance with these covenants. The note matures on April 30, 2000 (see Note 12).

    EQUIPMENT FINANCING AND CAPITAL LEASES

    The Company has financed the purchase of certain equipment through the issuance of notes payable and under capital leasing arrangements. The notes bear interest at rates ranging from 6.10% to 18.35%. Such obligations are payable in monthly installments through November 2002.

                                 VDI MULTIMEDIA

6. LONG-TERM DEBT AND NOTES PAYABLE: (CONTINUED)
    Annual maturities for debt, under both the revolving credit and term loan agreements, notes payable and capital lease obligations as of December 31, 1999, are as follows:

2000........................................................  $14,410,000
2001........................................................    5,855,000
2002........................................................    5,817,000
2003........................................................    4,833,000
2004........................................................           --
                                                              -----------
                                                              $30,915,000
                                                              ===========

7. INCOME TAXES:

    Prior to the IPO, the Company was recognized as an S-Corporation for federal and state income tax purposes and was subject to tax at the shareholder level rather than the corporate level. Therefore, no provision was made for federal income tax on earnings or losses of the Company in the historical financial statements. Earnings of S-Corporations are taxed at 1.5 percent in California and the Company provided state taxes accordingly.

    Upon the IPO, the Company's S-Corporation status terminated. This resulted in the establishment of a net deferred tax liability in February 1997 calculated at the federal and state tax rates in effect. The result was a one-time non-cash charge against earnings of $184,000 for additional income tax expense. The deferred tax liability comprises certain asset valuation allowances which are not currently deductible and differing methods of calculating depreciation for income tax and financial reporting purposes.

    The Company's provision for income taxes for the three years ended December 31, 1999 consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1997         1998         1999
                                                           ----------   ----------   ----------
Current tax expense:
  Federal................................................  $2,415,000   $3,025,000   $3,047,000
  State..................................................     617,000      849,000      942,000
                                                           ----------   ----------   ----------
    Total current........................................   3,032,000    3,874,000    3,989,000
                                                           ----------   ----------   ----------
Deferred tax (benefit) expense:
  Federal................................................    (549,000)    (126,000)     710,000
  State..................................................     (95,000)       8,000      169,000
  Deferred tax provision resulting from termination of
    S-Corporation status.................................     184,000           --           --
                                                           ----------   ----------   ----------
    Total deferred.......................................    (460,000)    (118,000)     879,000
                                                           ----------   ----------   ----------
    Total provision for income taxes.....................  $2,572,000   $3,756,000   $4,868,000
                                                           ==========   ==========   ==========

                                 VDI MULTIMEDIA

7. INCOME TAXES: (CONTINUED)

    The composition of the deferred tax assets (liabilities) at December 31, 1998 and December 31, 1999 are listed below.

                                                                1998         1999
                                                              ---------   -----------
Accrued liabilities.........................................  $ 646,000   $   648,000
Allowance for doubtful accounts.............................    305,000       416,000
Other.......................................................         --        32,000
                                                              ---------   -----------
    Total deferred tax assets...............................    951,000     1,096,000

Property and equipment......................................   (264,000)   (1,246,000)
Goodwill and other intangibles..............................   (113,000)     (162,000)
Other.......................................................     (7,000)           --
                                                              ---------   -----------
    Total deferred tax liabilities..........................   (384,000)   (1,408,000)
                                                              ---------   -----------
    Net deferred tax asset (liability)......................  $ 567,000   $  (312,000)
                                                              ---------   -----------

    The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income tax rates to income before taxes as a result of the following differences:

                                                                1998       1999
                                                              --------   --------
Federal tax computed at statutory rate......................      34%        34%
State taxes, net of federal benefit.........................       6%         6%
Other.......................................................       1%         2%
                                                                ----       ----
                                                                  41%        42%
                                                                ====       ====

8. COMMITMENTS AND CONTINGENCIES:

    OPERATING LEASES

    The Company leases office and production facilities in California, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these noncancellable operating leases as of December 31, 1999 are as follows:

2000........................................................  $ 2,894,000
2001........................................................    2,872,000
2002........................................................    2,803,000
2003........................................................    2,292,000
2004........................................................    1,886,000
Thereafter..................................................    4,698,000
                                                              -----------
                                                              $17,445,000
                                                              ===========

    Total rental expense was approximately $924,000, $2,460,000, and $3,251,000 for the three years in the period ended December 31, 1999, respectively.

                                 VDI MULTIMEDIA

8. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    LEGAL PROCEEDINGS

    VDI is party to two class action lawsuits that allege claims against VDI and its directors for breach of fiduciary duty alleged to have arisen from the transactions contemplated by the merger agreement including, but not limited to, alleged failure to announce any active auction, open bidding or similar procedure, taking actions designed to halt any other offers and deter higher offers so as to protect the interests of the defendants at the expense of VDI's shareholders, and failure to take action that would maximize shareholder value. The principal relief sought is certification of the putative class, an injunction against the mergers and damages and attorney's fees in an unspecified amount. The lawsuits were filed in December 1999 prior to the time when much of the information about the matters alleged was publicly available.

    VDI believes that the allegations contained in the complaints are without merit and intends to contest the actions vigorously, on behalf of itself and its directors. Furthermore, VDI believes that any potential damages arising from these claims would not have a material financial impact on the Company.

9. STOCK REPURCHASE PLAN:

    In February 1999, the Company announced that it would commence a stock repurchase program. The Company did not set a target number of shares to be repurchased. Instead, the board authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. Under the stock repurchase program, the Company may purchase outstanding shares in such amounts and at such times and prices determined at the sole discretion of management.

    The funds for the stock repurchases were provided by an amendment to the Company's existing credit agreement with a bank. There is no assurance that the Company will repurchase the entire $4,000,000 of common stock. During 1999, the Company repurchased $3,064,000 of common stock.

10. STOCK INCENTIVE PLAN:

    In May 1996, the Board of Directors, approved the 1996 Stock Incentive Plan (the "Plan"). The Plan provides for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. The options of certain executive officers became exercisable on February 28, 1997. The remaining options vest and become exercisable over a period of one to three years, and expire ten years from the grant date.

    In accounting for its plan, the Company, in accordance with the provisions of FAS 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans since the exercise price of the options granted equals the fair value of the stock on the date of grant. Had the Company determined compensation cost based on the fair value for its stock options at grant date,

                                 VDI MULTIMEDIA

10. STOCK INCENTIVE PLAN: (CONTINUED)
as set forth under FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1997         1998         1999
                                                           ----------   ----------   ----------
Net income:
  As reported............................................  $3,981,000   $5,310,000   $6,847,000
  Pro forma..............................................  $3,424,000   $5,157,000   $6,782,000
Earnings per share:
  As reported:
    Basic................................................  $     0.44   $     0.55   $     0.73
    Diluted..............................................  $     0.43   $     0.54   $     0.71
  Pro forma:
    Basic................................................  $     0.38   $     0.53   $     0.73
    Diluted..............................................  $     0.37   $     0.53   $     0.72

    The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1999, respectively: expected volatility of 62.4% and 63%; risk-free interest rates of 6.5% and 5.28%. A dividend yield of 0% and expected life of five years was assumed for both 1997 and 1999 grants. The weighted average fair value of options granted in 1997 and 1999 was $4.21 and $4.37, respectively. No options were granted during 1998.

    Transactions involving stock options are summarized as follows:

                                                                NUMBER      WEIGHTED AVERAGE
                                                              OUTSTANDING    EXERCISE PRICE
                                                              -----------   ----------------
Balance at January 1, 1997..................................          --        $     --
Granted during 1997.........................................     343,386            7.11
Exercised during 1997.......................................          --              --
Forfeited during 1997.......................................       5,726            7.00
                                                               ---------        --------
Balance at December 31, 1997................................     337,660        $   7.12
                                                               ---------        --------
Exercised during 1998.......................................     165,324            7.00
Forfeited during 1998.......................................      12,674            7.00
Expired during 1998.........................................         431            7.00
                                                               ---------        --------
Balance at December 31, 1998................................     159,231        $   7.24
                                                               ---------        --------
Granted during 1999.........................................   1,295,437            7.51
Exercised during 1999.......................................       7,303            7.00
Forfeited during 1999.......................................      17,730            7.00
Expired during 1999.........................................      21,314            7.00
                                                               ---------        --------
Balance at December 31, 1999................................   1,408,321        $   7.50
                                                               =========        ========

    The range of exercise prices was $7.00 to $10.88 at December 31, 1997 and 1998 and $7.00 to $15.00 at December 31, 1999. The remaining contractual life of outstanding options was 9.2, 8.2 and 9.2 years at each of the three years ended December 31, 1999, respectively. There were 177,000, 79,484 and

                                 VDI MULTIMEDIA

10. STOCK INCENTIVE PLAN: (CONTINUED)
105,052 options exercisable at a weighted average exercise price of $7.00, $7.24 and $7.37, at each of the three years ended December 31, 1999, respectively.

11. SALES TO MAJOR CUSTOMER:

    Sales to a single customer were $4,836,000 in 1997 and sales to another customer were $7,824,000 in 1998. No sales to a single customer were more than ten percent of sales for 1999.

12. SUBSEQUENT EVENTS: (UNAUDITED)

    On April 3, 2000, the Company announced that their proposed merger with an affiliate of Bain Capital would be terminated. Concurrently, the Company announced that its board of directors has authorized the repurchase by management, in its sole discretion, in open market transactions of up to $30 million of its common stock at market prices up to $15 per share, subject to availability of funds.

    The Company is also currently negotiating a $4.0 million increase in its line of credit with its bank and a $9.0 million increase in its existing term loan. The Company plans to use these proceeds to retire the $2.5 million note maturing on April 30, 2000, and to fund capital expenditures.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000

                                                       VDI MEDIA

                                                       By:             /s/ DONALD R. STINE
                                                            -----------------------------------------
                                                                         Donald R. Stine

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                /s/ R. LUKE STEFANKO
     -------------------------------------------
                  R. Luke Stefanko                     Chairman of the Board and      March 30, 2000
                                                       Chief Executive Officer

                 /s/ DONALD R. STINE
     -------------------------------------------
                   Donald R. Stine                     Director and President         March 30, 2000
                                                       (principal executive
                                                       officer)

                /s/ CLARKE W. BREWER
     -------------------------------------------
                  Clarke W. Brewer                     Chief Financial Officer and    March 30, 2000
                                                       Treasurer (principal
                                                       financial and accounting
                                                       officer)

                 /s/ THOMAS J. ENNIS
     -------------------------------------------
                   Thomas J. Ennis                     Director                       March 30, 2000

               /s/ ROBERT S. FEUERMAN
     -------------------------------------------
                 Robert S. Feuerman                    Director                       March 30, 2000

                  /s/ FRED S. TENG
     -------------------------------------------
                    Fred S. Teng                       Director                       March 30, 2000