Form 10-K405/A
period 1999-12-31
VDI MULTIMEDIA
filed 2000-04-28
CIK 1014733

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                        OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM --------- TO ---------

                        COMMISSION FILE NUMBER 000-21917

                            ------------------------

                                 VDI MULTIMEDIA

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                    95-4272619
  (State of or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

 7083 HOLLYWOOD BOULEVARD, HOLLYWOOD,                         90028
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of March 29, 2000.

NAME                       AGE      DIRECTOR SINCE                      POSITION
----                     --------   --------------   -----------------------------------------------
R. Luke Stefanko.......     39           1990        Chairman of the Board, Chief Executive Officer
Donald R. Stine*.......     38           1996        President, Secretary and Director
Thomas J. Ennis........     41           1997        Director, Vice President of Sales
Fred S. Teng*+.........     45           1999        Director
Robert S. Feuerman*+...     35           1999        Director
Clarke W. Brewer.......     32         --            Chief Financial Officer
Robert C. Semmer.......     39         --            Senior Vice President of Operations

------------------------

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

    DONALD R. STINE is the President and Secretary of VDI. From 1994 to 1999, he was VDI's Chief Financial Officer; Mr. Stine became a director in May 1996.
Mr. Stine was a Director of Finance for The Walt Disney Company from 1989 to 1994. Mr. Stine is a director of Sight Effects, Inc., a special effects and computer animation company based in Santa Monica, California. Mr. Stine is a general partner and managing director of Cahill Venture Capital, LLC, a venture capital fund company and is chairman of the board of directors of Industry Aspect, LLC, an internet logistics software company based in San Francisco, California.

    THOMAS J. ENNIS joined the Company as a consultant in August 1995 and has been Vice President of Sales and Marketing since March 1996 and a Director since May 1996. Prior to joining the Company, Mr. Ennis served as Vice President of Sales and Infomercial Services at Starcom Television Services from 1990 to 1995.

    FRED S. TENG is President & CEO of Noble Communications Group, Inc., an internet applications service provider, specializing in streaming Asian language audio and video content. Before starting Noble Communications Group, Mr. Teng worked at AT&T from 1993-1999, first as the national director of public relations for its Asian markets, then as the head of AT&T's Asian Markets marketing communications department. Prior to joining AT&T, Mr. Teng was a financial advisor at Merrill Lynch and Oppenheimer & Company. Currently he is a member of the National Committee on US-China Relations, and he is on the advisory board of Sino Television Corp. and Maximum Style Inc..

    ROBERT S. FEUERMAN is the President of Industry Aspects, LLC, a technology consulting firm in San Francisco, California, which he joined in January of 1999. Mr. Feuerman was Vice President of Cambridge Tech Partners, a management and technology consulting company from 1995 to January 1999. He was also Vice President of Reverse Logic Corp., also a management and technology consulting company from 1994 to 1995. Prior to 1994, Mr. Feuerman worked at the Walt Disney Company.

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

    During the year ended December 31, 1999, the Board held 10 meetings.

    The Board has two standing committees, the Audit Committee and the Compensation Committee.

    The Audit Committee, which did not meet during the year ended December 31, 1999, consisted of Messrs. Teng, Feuerman and Stine. The Audit Committee's responsibilities include reviewing (i) the scope and findings of the annual audit, (ii) accounting policies and procedures of the Company's financial reporting and (iii) the internal controls employed by the Company.

    The Compensation Committee, which held 2 meetings during the year ended December 31, 1999, consisted of Messrs. Teng and Feuerman. The Compensation Committee's responsibilities include (i) making recommendations to the Board on salaries, bonuses and other forms of compensation for the Company's officers and other key management and executive employees, (ii) administering the Company's 1996 Incentive Stock Option Plan and (iii) reviewing management recommendations for grants of stock options and any proposed plans or practices of the Company relating to compensation of its employees and directors.

    Each director attended at all meetings of the Board and any committees of the Board to which he was assigned that were held during the year ended December 31, 1999.

ITEM 11.

EXECUTIVE COMPENSATION

    The following table sets forth all cash compensation, including bonuses and deferred compensation, paid for the years ended December 31, 1999, 1998 and 1997 by the Company to (i) its Chief Executive Officer and (ii) each of the Company's four other most highly compensated individuals who were serving as officers on December 31, 1999 and whose salary plus bonus exceeded $100,000 for such year (the persons described in (i) and (ii) above, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                          SALARY       OTHER
NAME AND PRINCIPAL POSITION                                     YEAR       ($)      COMPENSATION
---------------------------                                   --------   --------   ------------
R. Luke Stefanko, Chief Executive Officer...................    1999     $273,000    $       --
                                                                1998      222,000            --
                                                                1997      273,000     1,170,000(1)

Donald R. Stine, President..................................    1999     $147,500    $   45,000(2)
                                                                1998       79,000            --
                                                                1997      120,000       151,615(3)

Clarke W. Brewer, Chief Financial Officer...................    1999     $107,600    $       --
                                                                1998       62,000         2,000(4)
                                                                1997       13,800            --

Robert C. Semmer, Executive Vice President of Operations....    1999     $138,800    $   55,262(5)
                                                                1998      162,000            --
                                                                1997      200,000            --

Thomas J. Ennis, Vice President of Sales and Marketing......    1999     $100,000    $   35,000(6)
                                                                1998       98,000        25,000(6)
                                                                1997      100,000        25,000(6)

------------------------

(1) Represents payments by the Company to federal and state taxing authorities in 1997, on behalf of Mr. Stefanko in such year to satisfy federal and state taxes owed by Mr. Stefanko by virtue of the Company's status as a Subchapter S Corporation (prior to February 1997) for federal and state tax purposes. Also includes $1,404 in premiums paid by the Company on a life insurance policy for the benefit of Mr. Stefanko.

(2) Represents quarterly bonuses for meeting certain earnings goals as provided for in his employment agreement.

(3) Represents payments by the Company to federal and state taxing authorities on behalf of Mr. Stine to satisfy federal and state taxes owed by Mr. Stine by virtue of the Company's status as a Subchapter S Corporation (prior to February 1997) for federal and state tax purposes.

(4) Represents annual discretionary bonus.

(5) Represents bonuses for meeting certain operating goals as provided for in his employment agreement.

(6) Represents an annual bonus of $25,000 paid by the Company to Mr. Ennis as provided for in his employment agreement, and an annual disecretionary bonus of $10,000 in 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                         INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                                                   ------------------------------                  VALUE AT ASSUMED ANNUAL
                                    PERCENT OF                                                      RATES OF STOCK PRICE
                                   TOTAL OPTIONS                  MARKET PRICE OF                       APPRECIATION
                                    GRANTED TO       EXERCISE      COMMON STOCK                        FOR OPTION TERM
                                   EMPLOYEES IN       PRICE         ON DATE OF      EXPIRATION   ---------------------------
NAME                    OPTIONS     FISCAL YEAR       ($/SH)           GRANT           DATE          5%              10%
----                    --------   -------------   ------------   ---------------   ----------   ----------       ----------
R. Luke Stefanko......  179,000         13.8%      $       4.56     $      4.56        2009      $  513,329       $1,300,876
Donald R. Stine.......  679,000         52.4%      $4.56-$15.00     $4.56-$8.31        2009      $3,863,765       $9,791,539
Clarke W. Brewer......   55,000          4.2%      $ 4.56-$8.31     $4.56-$8.31        2009      $  216,686       $  549,124
Robert C. Semmer......   65,000          5.0%      $ 4.56-$8.31     $4.56-$8.31        2009      $  245,363       $  621,799
Thomas J. Ennis.......   35,000          2.7%      $ 4.56-$8.31     $4.56-$8.31        2009      $  147,539       $  373,892

    The following table sets forth the number and value of stock options outstanding as of December 31, 1999 for the Named Executives.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                               NUMBER OF SECURITIES              VALUE OF
                                                                    UNDERLYING                 IN-THE-MONEY
                                                                UNEXERCISED OPTIONS          OPTIONS AT FISCAL
                                        SHARES ACQUIRED ON    AT FISCAL YEAR END (#)            END ($)(1)
NAME                                         EXERCISE        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                                    ------------------   -------------------------   -------------------------
R. Luke Stefanko......................           0                55,000/179,000             $371,250/1,645,010
Donald R. Stine.......................           0                     0/679,000                    0/3,380,010
Clarke Brewer.........................           0                 10,000/55,000                 28,750/411,700
Robert C. Semmer......................           0                 10,424/65,000                 70,362/503,600
Thomas J. Ennis.......................           0                  2,500/35,000                 16,875/246,650

--------------------------

(1) Assumes a market price equal to $13.75 per share, the closing price on the Nasdaq National Market on December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1997, the Company established a Compensation Committee whose members currently are Fred S. Teng and Robert S. Feuerman. For information concerning certain transactions between the Company and certain directors, see "Certain Relationships and Related Transactions."

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

EMPLOYMENT AGREEMENTS

    The Company entered into employment agreements with each of R. Luke Stefanko, Thomas J. Ennis, and Donald R. Stine commencing June 27, 1996,
March 19, 1996 and April 1, 1999, respectively. Mr. Stefanko's agreement has a term of five years ending in June 2001. The term of Mr. Ennis' agreement expired in March 1999. The Company exercised its option to extend Mr. Ennis' agreement for one year in March 1999. Mr. Stine's agreement has a term of three years ending in May, 2002. Under these agreements, the current annual salaries of Messrs. Stefanko, Ennis and Stine are $273,000, $100,000 and $150,000, respectively. Mr. Stefanko's base salary increases each year in accordance with increases in the Consumer Price Index. Mr. Ennis and Mr. Stine's base salaries do not change during the term of the agreement. These base salaries are subject to further annual increase if approved by the Compensation Committee.
Mr. Stefanko and Mr. Stine are provided with an automobile expense reimbursement allowance and an annual allowance to cover premiums for life, health and disability insurance. Mr. Stefanko and Mr. Stine's employment agreements entitle them to receive quarterly bonus payments to the extent the Company achieves quarterly earnings per share results ratified by the Board of the Directors at the beginning of each year ("Targeted Earnings"). If the Company attains the Targeted Earnings with respect to a particular quarter, Mr. Stefanko and Mr. Stine shall receive bonus payments of $6,250 and $15,000, respectively. If the Company's actual earnings per share are less than 75% of the Targeted Earnings, Mr. Stefanko is not entitled to a bonus. If the Company's actual earnings per share equal 125% or more of the Targeted Earnings, Mr. Stefanko shall receive an increased bonus payment (subject to a maximum payment in any quarter of $12,500). To the extent the Company's earnings per share equal between 75% and 125% of the Targeted Earnings, Mr. Stefanko shall be entitled to receive a pro-rated bonus payment in accordance with the range set forth above. Mr. Ennis is guaranteed an annual bonus payment in the amount of $25,000 under his employment agreement.

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of March 29, 2000 concerning the beneficial ownership of the Common Stock by (i) each person who is known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the Company's current directors,
(iii) each of the Chief Executive officer and the four other most highly compensated officers of the Company who served in such capacities during 1999 (the "Named Executives") and (iv) and all current directors and executive officers as a group. The address of each beneficial owner listed below is 7083 Hollywood Boulevard, Hollywood, California, 90028.

                                                               APPROXIMATE NUMBER
                                                             OF SHARES BENEFICIALLY
OWNED                                                               OWNED(1)          PERCENTAGE OWNED
-----                                                        ----------------------   ----------------
R. Luke Stefanko...........................................          5,436,066              58.9%
Donald R. Stine............................................            187,044               2.0%
Thomas J. Ennis............................................              7,500                 *
Clarke W. Brewer...........................................             23,000                 *
Robert C. Semmer...........................................             25,507                 *
Robert S. Feuerman.........................................              4,000                 *
Fred S. Teng...............................................                  0                 *
All current directors and executive officers as a group
  (seven persons)..........................................          5,683,118              61.5%

------------------------

Less than 1%

(1) Includes shares of Common Stock that can be acquired by exercise of vested and exercisable stock options within 60 days of March 29, 2000, as follows:
    Mr. Stefanko--114,666 shares; Mr. Stine--143,000 shares; Mr. Ennis--7,500 shares; Mr. Brewer--20,000 shares; Mr. Semmer--23,757 shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, options held by that person that are currently exercisable or exercisable within 60 days of the record date are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them.

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

                                                       VDI MULTIMEDIA

                                                       By:             /s/ CLARKE W. BREWER
                                                            -----------------------------------------
                                                                         Clarke W. Brewer

Dated: April 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ R. LUKE STEFANKO
     -------------------------------------------       Chairman of the Board and Chief  April 28, 2000
                  R. Luke Stefanko                       Executive Officer

                 /s/ DONALD R. STINE
     -------------------------------------------       Director and President           April 28, 2000
                   Donald R. Stine                       (principal executive officer)

                                                       Chief Financial Officer and
                /s/ CLARKE W. BREWER                     Treasurer (principal
     -------------------------------------------         financial and accounting       April 28, 2000
                  Clarke W. Brewer                       officer)

                 /s/ THOMAS J. ENNIS
     -------------------------------------------       Director                         April 28, 2000
                   Thomas J. Ennis

                  /s/ FRED S. TENG
     -------------------------------------------       Director                         April 28, 2000
                    Fred S. Teng

               /s/ ROBERT S. FEUERMAN
     -------------------------------------------       Director                         April 28, 2000
                 Robert S. Feuerman