Form 10-Q
period 2000-03-31
VDI MULTIMEDIA
filed 2000-05-15
CIK 1014733

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-21917

                            ------------------------

                                 VDI MULTIMEDIA

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                    95-4272619
  (State of or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

  7083 HOLLYWOOD BOULEVARD, SUITE 200                         90028
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

                          Common Stock, no par value.

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 12, 2000 there were 9,238,650 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 VDI MULTIMEDIA

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 3,030,000    $   403,000
  Accounts receivable, net of allowances for doubtful
    accounts of $971,000 and $1,101,000, respectively.......   19,736,000     20,458,000
  Inventories...............................................    1,122,000      1,027,000
  Prepaid expenses and other current assets.................    1,413,000      2,089,000
  Deferred income taxes.....................................    1,096,000        857,000
                                                              -----------    -----------
    Total current assets....................................   26,397,000     24,834,000
  Property and equipment, net...............................   21,860,000     23,166,000
  Other assets, net.........................................      297,000        283,000
  Goodwill and other intangibles, net.......................   26,510,000     26,385,000
                                                              -----------    -----------
    Total Assets............................................  $75,064,000    $74,668,000
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 6,998,000    $ 6,116,000
  Accrued expenses..........................................    2,581,000      3,521,000
  Income taxes payable......................................      418,000        132,000
  Borrowings under revolving credit agreement...............    5,888,000      5,888,000
  Current portion of notes payable..........................    8,309,000      8,300,000
  Current portion of capital lease obligations..............      217,000        180,000
                                                              -----------    -----------
    Total current liabilities...............................   24,411,000     24,137,000
                                                              -----------    -----------
  Deferred income taxes.....................................    1,408,000      1,455,000
  Notes payable, less current portion.......................   16,433,000     14,983,000
  Capital lease obligations, less current portion...........       68,000         44,000
Shareholders' equity:
  Preferred stock; no par value; 5,000,000 authorized; none
    outstanding.............................................           --             --
  Common stock; no par value; 50,000,000 authorized;
    9,210,697 and 9,238,361 shares, respectively, issued and
    outstanding.............................................   17,935,000     18,100,000
  Retained earnings.........................................   14,809,000     15,949,000
                                                              -----------    -----------
    Total shareholders' equity..............................   32,744,000     34,049,000
                                                              -----------    -----------
                                                              $75,064,000    $74,668,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA

                        CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Revenues....................................................  $19,784,000   $19,181,000
Cost of goods sold..........................................   11,605,000    10,832,000
                                                              -----------   -----------
Gross profit................................................    8,179,000     8,349,000
Selling, general and administrative expense.................    4,975,000     4,518,000
Expenses related to terminated merger.......................           --     1,214,000
                                                              -----------   -----------
Operating income............................................    3,204,000     2,617,000
Interest expense............................................      504,000       685,000
Interest income.............................................        3,000            --
                                                              -----------   -----------
Income before income taxes..................................    2,703,000     1,932,000
Provision for income taxes..................................    1,108,000       792,000
                                                              -----------   -----------
Net income..................................................  $ 1,595,000   $ 1,140,000
                                                              ===========   ===========
Earnings per share:
Basic:
  Net income per share......................................  $      0.17   $      0.12
  Weighted average number of shares.........................    9,664,531     9,214,808
Diluted:
  Net income per share......................................  $      0.16   $      0.12
  Weighted average number of shares including the dilutive
    effect of stock options (65,442 for 1999 and 634,188 for
    2000)...................................................    9,729,973     9,848,996

          See accompanying notes to consolidated financial statements.

                                 VDI MULTIMEDIA

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
Cash flows from operating activities:
  Net income................................................  $1,595,000   $1,140,000
  Adjustment to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...........................   1,202,000    1,381,000
    Deferred taxes..........................................     404,000      286,000
    Provision for doubtful accounts.........................     324,000      144,000
Changes in assets and liabilities:
  Increase in accounts receivable...........................  (1,227,000)    (866,000)
  (Increase) decrease in inventories........................     (92,000)      95,000
  Increase in prepaid expenses and other current assets.....    (256,000)    (676,000)
  (Increase) decrease in other assets.......................      (2,000)      14,000
  Decrease in accounts payable..............................    (723,000)    (882,000)
  Increase in accrued expenses..............................     517,000      940,000
  Decrease in income taxes payable..........................    (505,000)    (286,000)
                                                              ----------   ----------
Net cash provided by operating activities...................   1,237,000    1,290,000
                                                              ----------   ----------
Cash used in investing activities:
  Capital expenditures......................................  (2,402,000)  (2,275,000)
  Proceeds from sale of assets..............................          --       12,000
  Net cash paid for acquisitions............................    (479,000)    (299,000)
                                                              ----------   ----------
Net cash used in investing activities.......................  (2,881,000)  (2,562,000)

Cash flows from financing activities:
  Change in revolving credit agreement......................   5,505,000           --
  Repurchase of common stock................................  (2,293,000)          --
  Proceeds from exercise of stock options...................          --      165,000
  Repayment of notes payable................................  (1,469,000)  (1,459,000)
  Repayment of capital lease obligations....................    (163,000)     (61,000)
                                                              ----------   ----------
Net cash provided by financing activities...................   1,580,000   (1,355,000)

Net decrease in cash........................................     (64,000)  (2,627,000)
Cash at beginning of period.................................   2,048,000    3,030,000
                                                              ----------   ----------
Cash at end of period.......................................  $1,984,000   $  403,000
                                                              ==========   ==========
Supplemental disclosure of cash flow information:
Cash paid for:
  Interest..................................................  $  504,000   $  685,000
                                                              ==========   ==========
  Income tax................................................  $1,210,000   $  820,000
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1--THE COMPANY

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

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1999, as amended.

NOTE 2--STOCK REPURCHASE

    In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. As of May 12, 2000, the Company has repurchased 573,000 shares of the Company's common stock in connection with this program.

                                 VDI MULTIMEDIA

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Form 10-K for the year ended December 31, 1999, as amended, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Quarterly Report on Form 10-Q, should be considered in conjunction with the information included in the Company's Form 10-K for the year ended December 31, 1999, as amended, and the risk factors set forth in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 19, 1997 and Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 29, 1998. Factors that could cause future results to differ from the Company's expectations include, but are not limited to, the following: competition, customer and industry concentration, dependence on technological developments, risks related to expansion and acquisition of new businesses, dependence on key personnel, fluctuating results and seasonality and control by management.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

    REVENUES. Revenues decreased by $0.6 million or 3.0% to $19.2 million for the three month period ended March 31, 2000 compared to $19.8 million for the three month period ended March 31, 1999. This decrease in revenue was due to a decrease in demand for the Company's advertising and publicity services and a decrease in the use of its services by certain customers resulting from the integration of its two largest facilities. Revenues were also negatively impacted by the discontinuation of certain business lines which were either unprofitable or shut down to accommodate the rollout of VDI's high definition television services.

    GROSS PROFIT. Gross profit increased $0.1 million or 2.1% to $8.3 million for the three month period ended March 31, 2000 compared to $8.2 million for the three month period ended March 31, 1999. As a percent of revenues, gross profit increased from 41.3% to 43.5%. The increase in gross profit as a percentage of revenues was due primarily to the lower cost of direct materials resulting from volume purchasing discounts.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased $0.5 million, or 9.2%, to $4.5 million for the three month period ended March 31, 2000 compared to $5.0 million for the three month period ended March 31, 1999. As a percentage of revenues, selling, general and administrative expense decreased to 23.6% for the three month period ended March 31, 2000 compared to 25.1% for the three month period ended March 31, 1999. This decrease was due to lower administrative wages and a decrease in the Company's bad debt provision.

    EXPENSES RELATED TO TERMINATED MERGER. In the quarter ended March 31, 2000, the Company accrued $1.2 million in expenses related to the recent termination of their proposed merger with an affiliate of Bain Capital.

    OPERATING INCOME. Operating income decreased $0.6 million or 18.3% to $2.6 million for the three month period ended March 31, 2000 compared to $3.2 million for the three month period ended March 31, 1999.

                                 VDI MULTIMEDIA

    INTEREST EXPENSE. Interest expense increased $0.2 million, or 35.9%, to $0.7 million for the three month period ended March 31, 2000 compared to $0.5 million for the three month period ended March 31, 1999. This increase was due to increased borrowings under the Company's debt agreements and an increase in the cost of funds due to higher interest rates.

    INCOME TAXES. The Company's effective tax rate was 41% for the first quarter of 2000 and 1999.

    NET INCOME. Net income for the three month period ended March 31, 2000 decreased $0.5 million or 28.5% to $1.1 million compared to $1.6 million for the three month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K, as amended, for the year ended December 31, 1999.

    At March 31, 2000 the Company's cash and cash equivalents aggregated
$0.4 million. The Company's operating activities provided cash of $1.3 million for the three months ended March 31, 2000.

    The Company's investing activities used cash of $2.6 million for the three months ended March 31, 2000. The Company spent approximately $2.3 million for the addition and replacement of capital equipment necessary to accommodate increased customer demands for the Company's services, and for investments in digital equipment and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $8.5 million on capital expenditures during the last three quarters of 2000 to upgrade and replace equipment, upgrade the Company's management information systems and invest in high definition television and other digital equipment.

    The Company's financing activities used cash of $1.4 million in the three months ended March 31, 2000. Cash flows from financing activities include debt repayments of $1.5 million.

    The Company has a $6.0 million revolving credit agreement with Union Bank of California (the "Bank"), which expires on November 1, 2000. There was
$5.9 million outstanding under the credit agreement at March 31, 2000. The Company also had $23.3 million outstanding on term loans with the Bank at March 31, 2000. Subsequent to March 31, 2000, the Company increased the amount of its revolving credit agreement with the Bank to $8.5 million. The Company is also in the process of negotiating a larger credit facility, which it expects to complete by the end of the second quarter of 2000.

    Management believes that cash generated from its credit facilities, as proposed to be amended, and its ongoing operations and existing working capital will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months.

    The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing.

                                 VDI MULTIMEDIA

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

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibit No.   Description
      27            Financial Data Schedule

(b)   Reports on Form 8-K
      The Company filed a Current Report on Form 8-K on or about January 11,
      2000 relating to its proposed merger with an affiliate of Bain Capital.

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

Date: May 15, 2000