Form 10-Q
period 2000-06-30
VDI MULTIMEDIA
filed 2000-08-14
CIK 1014733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                         Commission File Number 0-21917

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

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

As of August 11, 2000, there were 9,201,995 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    VDI MEDIA
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                                                                        December 31,           June 30,
                                                                                            1999                 2000
                                                                                      -----------------    -----------------
                                                                                                              (Unaudited)

 Current assets:
       Cash and cash equivalents                                                          $  3,030,000          $   233,000
       Accounts receivable, net  of allowances for doubtful
         accounts of $971,000 and $1,140,000, respectively                                  19,736,000           17,749,000
       Inventories                                                                           1,122,000            1,022,000
       Prepaid expenses and other current assets                                             1,413,000            2,591,000
       Deferred income taxes                                                                 1,096,000              941,000
                                                                                      -----------------    -----------------
             Total current assets                                                           26,397,000           22,536,000

       Property and equipment, net                                                          21,860,000           25,709,000
       Other assets, net                                                                       297,000              376,000
       Goodwill and other intangibles, net                                                  26,510,000           26,150,000
                                                                                      -----------------    -----------------
                                                                                          $ 75,064,000        $  74,771,000
                                                                                      =================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
       Accounts payable                                                                   $  6,998,000         $  7,375,000
       Accrued expenses                                                                      2,581,000            2,896,000
       Income taxes payable                                                                    418,000                    -
       Borrowings under revolving credit agreement                                           5,888,000            8,388,000
       Current portion of notes payable                                                      8,309,000            5,800,000
       Current portion of capital lease obligations                                            217,000              143,000
                                                                                      -----------------    -----------------
             Total current liabilities                                                      24,411,000           24,602,000
                                                                                      -----------------    -----------------

       Deferred income taxes                                                                 1,408,000            1,459,000
       Notes payable, less current portion                                                  16,433,000           13,533,000
       Capital lease obligations, less current portion                                          68,000               34,000

   Shareholders' equity:
       Preferred stock; no par value; 5,000,000 authorized;
         none outstanding                                                                            -                    -
       Common stock; no par value; 50,000,000 authorized; 9,210,697
         and 9,245,062 shares, respectively, issued and outstanding                         17,935,000           18,130,000
       Retained earnings                                                                    14,809,000           17,013,000
                                                                                      -----------------    -----------------
             Total shareholders' equity                                                     32,744,000           35,143,000
                                                                                      -----------------    -----------------
                                                                                          $ 75,064,000        $  74,771,000
                                                                                      =================    =================

     See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
                                                                 ------------------------------    -------------------------------
                                                                     1999            2000               1999            2000
                                                                 --------------  --------------    --------------- ---------------
 Revenues                                                          $18,657,000      18,431,000       $ 38,442,000    $ 37,612,000
 Cost of goods sold                                                 10,810,000      10,800,000         22,415,000      21,632,000
                                                                 --------------  --------------    --------------- ---------------

 Gross profit                                                        7,847,000       7,631,000         16,027,000      15,980,000

 Selling, general and administrative expense                         4,180,000       4,998,000          9,156,000       9,515,000
 Expenses related to terminated merger                                       -               -                  -       1,214,000
                                                                 --------------  --------------    --------------- ---------------
 Operating income                                                    3,667,000       2,633,000          6,871,000       5,251,000
 Interest expense                                                      562,000         704,000          1,066,000       1,388,000
 Interest income                                                            -               -              3,000               -
                                                                 --------------  --------------    --------------- ---------------
 Income before income taxes                                          3,105,000       1,929,000          5,808,000       3,863,000
 Provision for income taxes                                          1,273,000         866,000          2,381,000       1,659,000
                                                                 ==============  ==============    =============== ===============
 Net income                                                        $ 1,832,000     $ 1,063,000        $ 3,427,000     $ 2,204,000
                                                                 ==============  ==============    =============== ===============

 Earnings per share:
    Basic:
       Net income per share                                        $      0.20       $    0.12          $    0.36       $    0.24
       Weighted average number of shares                             9,215,878       9,238,843          9,438,965       9,226,825
    Diluted:
       Net income per share                                        $      0.20       $    0.11          $    0.36       $    0.23
       Weighted average number of shares including
       the dilutive effect of stock options (65,442
       for 1999 and 234,056 for 2000)                                9,363,586       9,472,899          9,545,540       9,660,947

                                    VDI MEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                   Six Months Ended
                                                                                       June 30,
                                                                          -------------------------------------
                                                                               1999                 2000
                                                                          ----------------    -----------------
 Cash flows from operating activities:
      Net income                                                             $  3,427,000         $  2,204,000
   Adjustment to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                             2,409,000            2,827,000
      Deferred taxes                                                              315,000              206,000
      Provision for doubtful accounts                                             152,000              169,000
 Changes in assets and liabilities:
      Decrease in accounts receivable                                             875,000            1,818,000
      (Increase) decrease in inventories                                        (344,000)              100,000
      Increase in prepaid expenses and other current assets                   (1,188,000)          (1,178,000)
      Increase in other assets                                                   (18,000)             (79,000)
      (Decrease) increase in accounts payable                                    (92,000)              377,000
      Increase in accrued expenses                                                350,000              315,000
      Decrease in income taxes payable                                          (548,000)            (418,000)
                                                                          ----------------    -----------------
 Net cash provided by operating activities                                      5,338,000            6,341,000
                                                                          ----------------    -----------------

 Cash used in investing activities:
      Capital expenditures                                                    (4,122,000)          (5,847,000)
      Proceeds from sale of assets                                                     -                12,000
      Net cash paid for acquisitions                                            (968,000)            (481,000)
                                                                          ----------------    -----------------
 Net cash used in investing activities                                        (5,090,000)          (6,316,000)

 Cash flows from financing activities:
      Change in revolving credit agreement                                      5,655,000            2,500,000
      Repurchase of common stock                                              (3,064,000)                    -
      Proceeds from exercise of stock options                                          -               195,000
      Proceeds from notes payable                                               1,000,000                    -
      Repayment of notes payable                                              (2,919,000)          (5,409,000)
      Repayment of capital lease obligations                                    (335,000)            (108,000)
                                                                          ----------------    -----------------
 Net cash provided by (used in) financing activities                             337,000          (2,822,000)

 Net increase (decrease) in cash                                                  585,000          (2,797,000)
 Cash at beginning of period                                                    2,048,000            3,030,000
                                                                          ----------------    -----------------
 Cash at end of period                                                       $  2,633,000          $   233,000
                                                                          ================    =================

 Supplemental disclosure of cash flow information:
 Cash paid for:
   Interest                                                                  $  1,066,000         $  1,388,000
                                                                          ================    =================

   Income tax                                                                $  3,854,000         $  2,337,000
                                                                          ================    =================


 See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000


NOTE 1 -- THE COMPANY

     VDI MultiMedia ("VDI" or the "Company") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, archive and ultimately distribute its clients' video content.

     The Company provides physical and electronic delivery of commercials, movie trailers, electronic press kits, infomercials and syndicated programming to thousands of broadcast outlets worldwide. The Company provides worldwide electronic distribution, using fiber optics and satellites, through its Broadcast One(R) network. Additionally, the Company provides a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services and video encoding for air play verification purposes. The Company also provides its customers value-added post production, editing and digital media services.

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

     Since January 1, 1997, the Company has successfully completed seven acquisitions of companies providing similar services. The latest of these acquisitions occurred in November 1998 when the Company acquired the assets of Dubs, Inc. ("Dubs"), one of the Company's largest direct competitors in Hollywood. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, VDI believes it is one of the largest and most diversified providers of technical and distribution services to the entertainment and advertising industries, and is therefore able to offer its customers a single source for such services at prices that reflect the Company's scale economies.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1999, as amended.

NOTE 2 - STOCK REPURCHASE

     In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. As of August 11, 2000, the Company has repurchased 629,000 shares, totaling $3.4 million, of the Company's common stock in connection with this program.

                                 VDI MULTIMEDIA
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Annual Report on Form 10-K for the year ended December 31, 1999, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Quarterly Report on Form 10-Q, should be considered in conjunction with the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended, and the risk factors set forth in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 19, 1997 and Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 29, 1998. Factors that could cause future results to differ from the Company's expectations include, but are not limited to, the following: competition, customer and industry concentration, dependence on technological developments, risks related to expansion and acquisition of new businesses, dependence on key personnel, fluctuating results and seasonality and control by management.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

     REVENUES. Revenues decreased by $0.3 million or 1.2% to $18.4 million for the three month period ended June 30, 2000 compared to $18.7 million for the three month period ended June 30, 1999. This decrease in revenue was due to a decrease in the use of the Company's services by certain customers resulting from the integration of its two largest facilities.

     GROSS PROFIT. Gross profit decreased $0.2 million or 2.7% to $7.6 million for the three month period ended June 30, 2000 compared to $7.8 million for the three month period ended June 30, 1999. As a percent of revenues, gross profit decreased from 42.1% to 41.4%. The decrease in gross profit as a percentage of revenues was due primarily to costs related to building the digital television services department, which generated an insignificant amount of revenues in the quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.8 million, or 19.6%, to $5.0 million for the three month period ended June 30, 2000 compared to $4.2 million for the three month period ended June 30, 1999. As a percentage of revenues, selling, general and administrative expense increased to 27.1% for the three month period ended June 30, 2000 compared to 22.4% for the three month period ended June 30, 1999. This increase was due to accrued severance costs related to the recent departure of certain executives, administrative salaries related to the build-out of the digital television services department and increased legal fees.

     OPERATING INCOME. Operating income decreased $1.1 million or 28.2% to $2.6 million for the three month period ended June 30, 2000 compared to $3.7 million for the three month period ended June 30, 1999 due to the lower gross profit and higher selling, general and administrative expense.

     INTEREST EXPENSE. Interest expense increased $0.1 million, or 25.3%, to $0.7 million for the three month period ended June 30, 2000 compared to $0.6 million for the three month period ended June 30, 1999. This increase was due to increased borrowings under the Company's debt agreements and an increase in the cost of funds due to higher interest rates.

     INCOME TAXES. The Company's effective tax rate was 43% for the second quarter of 2000 and 41% for the second quarter of 1999.

                                 VDI MULTIMEDIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


     NET INCOME. Net Income for the three month period ended June 30, 2000 decreased $0.7 million or 42.0% to $1.1 million compared to $1.8 million for the three month period ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

     REVENUES. Revenues decreased by $0.8 million or 2.2% to $37.6 million for the six month period ended June 30, 2000 compared to $38.4 million for the six month period ended June 30, 1999. This decrease in revenue was due to a decrease in the use of the Company's services by certain customers resulting from the integration of its two largest facilities.

     GROSS PROFIT. Gross profit remained flat at $16.0 million for the six month period ended June 30, 2000 compared to the six month period ended June 30, 1999. As a percent of revenues, gross profit increased from 41.7% to 42.5%. The increase in gross profit as a percentage of revenues was due primarily to the lower cost of direct materials resulting from volume purchasing discounts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.3 million, or 3.9%, to $9.5 million for the six month period ended June 30, 2000 compared to $9.2 million for the six month period ended June 30, 1999. As a percentage of revenues, selling, general and administrative expense increased to 25.3% for the six month period ended June 30, 2000 compared to 23.8% for the six month period ended June 30, 1999. This increase was due to accrued severance costs related to the recent departure of certain executives, administrative salaries related to the build-out of the digital television services department and increased legal fees; these additional costs were offset by lower administrative wages in other areas of the Company.

     EXPENSES RELATED TO TERMINATED MERGER. In the quarter ended March 31, 2000, the Company accrued $1.2 million in expenses related to the termination of their proposed merger with an affiliate of Bain Capital.

     OPERATING INCOME. Operating income decreased $1.7 million or 23.6% to $5.2 million for the six month period ended June 30, 2000 compared to $6.9 million for the six month period ended June 30, 1999 due to the higher selling, general and administrative expense and expenses related to the terminated merger.

     INTEREST EXPENSE. Interest expense increased $0.3 million, or 30.2%, to $1.4 million for the six month period ended June 30, 2000 compared to $1.1 million for the six month period ended June 30, 1999. This increase was due to increased borrowings under the Company's debt agreements and an increase in the cost of funds due to higher interest rates.

     INCOME TAXES. The Company's effective tax rate was 43% for the first six months of 2000 and 41% for the first six months of 1999.

     NET INCOME. Net income for the six month period ended June 30, 2000 decreased $1.2 million or 35.7% to $2.2 million compared to $3.4 million for the six month period ended June 30, 1999.

                              VDI MULTIMEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES


     This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K, as amended, for the year ended December 31, 1999.

     At June 30, 2000 the Company's cash and cash equivalents aggregated $0.2 million. The Company's operating activities provided cash of $6.3 million for the six months ended June 30, 2000.

     The Company's investing activities used cash of $6.3 million for the six months ended June 30, 2000. The Company spent approximately $5.8 million for the addition and replacement of capital equipment necessary to consolidate newly acquired companies, accommodate increased customer demands for the Company's services, and for investments in digital television services equipment and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $5.5 million on capital expenditures during the last six months of 2000 to upgrade and replace equipment, upgrade the Company's management information system and invest in high definition and other digital equipment.

     The Company's financing activities provided cash of $2.8 million in the six months ended June 30, 2000. Cash flows from financing activities include $5.5 million in debt repayments, offset by an increase in the Company's revolving credit facility of $2.5 million.

     The Company has a $10.0 million revolving credit agreement with the Bank, which expires on November 1, 2000. There was $8.4 million outstanding under the credit agreement at June 30, 2000. The Company also had $19.3 million outstanding on a term loan with the Bank at June 30, 2000. The Company is currently in the process of negotiating a larger credit facility, which it expects to complete by the end of the third quarter of 2000.

     Management believes that cash generated from its ongoing operations and a larger credit facility, which the Company expects to complete by the end of the third quarter of 2000, will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months.

     The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing.

                              VDI MULTIMEDIA
             MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


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


                                    VDI MEDIA


DATE:   AUGUST 14, 2000                   BY:  /s/ CLARKE W. BREWER
      --------------------                    ------------------------------
                                                     Clarke W. Brewer
                                                 Chief Financial Officer
                                                       and Treasurer
                                               (duly authorized officer and
                                                principal financial officer)