Form 10-Q
period 2000-09-30
VDI MULTIMEDIA
filed 2000-11-14
CIK 1014733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                         Commission File Number 0-21917

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

As of November 10, 2000, there were 9,192,595 shares of Common Stock outstanding.

                                 VDI MULTIMEDIA
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                       December 31,         September 30,
                                                                                           1999                 2000
                                                                                     -----------------    -----------------
                                                                                                             (Unaudited)
 Current assets:
       Cash and cash equivalents                                                         $  3,030,000         $  1,453,000
       Accounts receivable, net  of allowances for doubtful
         accounts of $971,000 and $1,095,000, respectively                                 19,736,000           17,673,000
       Inventories                                                                          1,122,000            1,041,000
       Prepaid expenses and other current assets                                            1,413,000            3,431,000
       Deferred income taxes                                                                1,096,000            1,072,000
                                                                                     -----------------    -----------------
             Total current assets                                                          26,397,000           24,670,000

       Property and equipment, net                                                         21,860,000           26,886,000
       Other assets, net                                                                      297,000              303,000
       Goodwill and other intangibles, net                                                 26,510,000           26,310,000
                                                                                     -----------------     ----------------
             Total assets                                                                $ 75,064,000        $  78,169,000
                                                                                     =================    =================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
       Accounts payable                                                                  $  6,998,000         $  7,451,000
       Accrued expenses                                                                     2,581,000            2,933,000
       Income taxes payable                                                                   418,000                    -
       Borrowings under revolving credit agreement                                          5,888,000                    -
       Current portion of notes payable                                                     8,309,000                    -
       Current portion of capital lease obligations                                           217,000              102,000
                                                                                     -----------------    -----------------
             Total current liabilities                                                     24,411,000           10,486,000
                                                                                     -----------------    -----------------

       Deferred income taxes                                                                1,408,000            2,046,000
       Notes payable, less current portion                                                 16,433,000           30,024,000
       Capital lease obligations, less current portion                                         68,000               26,000

   Shareholders' equity:
       Preferred stock; no par value; 5,000,000 authorized;
         none outstanding                                                                           -                    -
       Common stock; no par value; 50,000,000 authorized; 9,210,697
         and 9,201,995 shares, respectively, issued and outstanding                        17,935,000           17,859,000
       Retained earnings                                                                   14,809,000           17,728,000
                                                                                     -----------------    -----------------
             Total shareholders' equity                                                    32,744,000           35,587,000
                                                                                     -----------------    -----------------
             Total liabilities and shareholders' equity                                  $ 75,064,000        $  78,169,000
                                                                                     =================    =================

     See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                        ------------------------------------  ------------------------------------
                                                              1999              2000                1999               2000
                                                        ----------------- ------------------  -----------------  -----------------
 Revenues                                                   $ 20,366,000      $  18,004,000      $  58,808,000      $  55,616,000
 Cost of goods sold                                           12,551,000         10,982,000         34,967,000         32,614,000
                                                        ----------------- ------------------  -----------------  -----------------

 Gross profit                                                  7,815,000          7,022,000         23,841,000         23,002,000
 Selling, general and administrative expense                   4,116,000          4,679,000         13,271,000         14,195,000
 Expenses related to terminated merger                                 -                  -                  -          1,214,000
                                                        ----------------- ------------------  -----------------  -----------------
 Operating income                                              3,699,000          2,343,000         10,570,000          7,593,000
 Interest expense, net                                           560,000          1,117,000          1,623,000          2,505,000
                                                        ----------------- ------------------  -----------------  -----------------
 Income before income taxes
                                                               3,139,000          1,226,000          8,947,000          5,088,000
 Provision for income taxes                                    1,287,000            455,000          3,668,000          2,114,000
                                                        ----------------- ------------------  -----------------  -----------------
 Net income                                                 $  1,852,000        $   771,000       $  5,279,000       $  2,974,000
                                                        ================= ==================  =================  =================

 Earnings per share:
    Basic:
       Net income per share                                   $     0.20         $     0.08         $     0.56         $     0.32
       Weighted average number of shares                       9,205,785          9,211,157          9,360,384          9,221,565
    Diluted:
       Net income per share                                   $     0.19         $     0.08         $     0.55         $     0.31
       Weighted average number of shares including
          the dilutive effect of stock options                 9,540,863          9,327,983          9,543,127          9,549,921

           See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                          -------------------------------------
                                                                               1999                 2000
                                                                          ----------------    -----------------

 Cash flows from operating activities:
      Net income                                                             $  5,279,000         $  2,974,000
   Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                             3,672,000            4,383,000
      Change in deferred taxes                                                  1,028,000              662,000
      Provision for doubtful accounts                                             600,000              124,000
 Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                               (1,613,000)           1,939,000
      (Increase) decrease in inventories                                         (177,000)              81,000
      Increase in prepaid expenses and other current assets                    (1,499,000)          (2,018,000)
      Increase in other assets                                                    (24,000)              (6,000)
      Increase in accounts payable                                                620,000              453,000
      Increase in accrued expenses                                                869,000              352,000
      Decrease in income taxes payable                                           (548,000)            (418,000)
                                                                          ----------------    -----------------
 Net cash provided by operating activities                                      8,207,000            8,526,000
                                                                          ----------------    -----------------

 Cash used in investing activities:
      Capital expenditures                                                     (5,772,000)          (8,186,000)
      Proceeds from sale of assets                                                      -               12,000
      Net cash paid for acquisitions                                           (1,801,000)          (1,035,000)
                                                                          ----------------    -----------------
 Net cash used in investing activities                                         (7,573,000)          (9,209,000)
                                                                          ----------------    -----------------
 Cash flows from financing activities:
      Distributions to shareholders                                                     -              (55,000)
      Change in revolving credit agreement                                      5,655,000                    -
      Repurchase of common stock                                               (3,064,000)            (332,000)
      Proceeds from exercise of stock options                                      35,000              256,000
      Proceeds from notes payable                                                       -           31,174,000
      Repayment of notes payable                                              (4,369,000)          (25,892,000)
      Repayment of capital lease obligations                                    (431,000)             (157,000)
      Repayment of revolving credit agreement                                          -            (5,888,000)
                                                                          ----------------    -----------------
 Net cash used in financing activities                                        (2,174,000)             (894,000)
                                                                          ----------------    -----------------
 Net decrease in cash                                                         (1,540,000)           (1,577,000)
 Cash at beginning of period                                                   2,048,000             3,030,000
                                                                          ----------------    -----------------
 Cash at end of period                                                      $    508,000          $  1,453,000
                                                                          ================    =================

 Supplemental disclosure of cash flow information: Cash paid for:
   Interest                                                                 $  1,626,000          $  2,505,000
                                                                          ================    =================

   Income tax                                                               $  4,074,000          $  2,415,000
                                                                          ================    =================

           See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

NOTE 1 - THE COMPANY

     VDI MultiMedia ("VDI" or the "Company") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, digitize, archive and ultimately distribute its clients' video content.

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

     Since January 1, 1997, the Company has successfully completed eight acquisitions of companies providing similar services. The latest of these acquisitions occurred in November 2000, as described in Note 6. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, VDI believes it is one of the largest and most diversified providers of technical and distribution services to the entertainment and advertising industries, and is therefore able to offer its customers a single source for such services at prices that reflect the Company's scale economies.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1999, as amended.

NOTE 2 - STOCK REPURCHASE

     In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. As of November 10, 2000, the Company has repurchased 638,500 shares of the Company's common stock in connection with this program.

     In September 2000, the board of directors authorized the Company to allocate an additional $5,000,000 to purchase its common stock at market prices ranging from $4.00 to $6.00 per share.

NOTE 3 - EMPLOYEE LOAN

     At September 30, 2000, the Company had a $600,000 loan outstanding to its Chief Executive Officer. The loan is unsecured and bears interest at a rate of 4.62%.

NOTE 4 - CREDIT FACILITY

     The Company signed a $45.0 million credit facility in September 2000, with Union Bank of California, N.A., as agent. The new facility is structured as a revolving line of credit and was funded on September 28, 2000. The new facility was first used to extinguish all amounts outstanding under the Company's prior credit facilities. The remaining availability under the line will provide the Company with funding for capital expenditures, working capital needs and support for its acquisition strategy. The amount available under the facility reduces to $40.0 million on December 31, 2002, to $35.0 million on December 31, 2003 and to $30.0 million on December 31, 2004. The facility expires on December 31, 2005.

NOTE 5 - ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Subsequent to the issuance of SAB 101, the SEC issued Staff Accounting Bulletin 101A ("SAB 101A"), which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequent to the issuance of SAB 101A, the SEC issued Staff Accounting Bulletin 101B ("SAB 101B"), which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. VDI Multimedia is in the process of determining the impact this pronouncement will have on its consolidated financial statements.

NOTE 6 - SUBSEQUENT EVENT

     On November 3, 2000, VDI acquired all of the assets and certain liabilities of Creative Digital, Inc. Creative Digital provides creative and editorial services for national commercials, promos, film trailers, television shows, music videos and feature films. As consideration, the Company paid Creative Digital $500,000 in cash and assumed certain liabilities in November, 2000. Additionally, the Company will issue Creative Digital $350,000 in stock, contingent upon Creative Digital meeting certain earnings goals through December 31, 2000. Creative Digital may also earn up to $3,000,000 in earn-out payments, subject to certain earn-out provisions which are predicated upon Creative Digital attaining certain earnings goals, as set forth in the purchase agreement, in each year through December 31, 2005.

                                 VDI MULTIMEDIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

     REVENUES. Revenues decreased by $2.4 million or 11.6% to $18.0 million for the three-month period ended September 30, 2000 compared to $20.4 million for the three-month period ended September 30, 1999. Revenue for the third quarter of 1999 included approximately $1.5 million for the completion of a special project not related to the Company's core operations in the entertainment and advertising industries. Additionally, revenues decreased due to a decrease in the use of the Company's services by certain customers resulting from service failures that occurred during the integration of its two largest facilities and the loss of certain key sales personnel. Advertising revenues were also negatively impacted by an on-going actor's strike.

     GROSS PROFIT. Gross profit decreased $0.8 million or 10.1% to $7.0 million for the three-month period ended September 30, 2000 compared to $7.8 million for the three-month period ended September 30, 1999. As a percent of revenues, gross profit increased from 38.4% to 39.0%. The increase in gross profit as a percentage of revenues was due to lower outsourcing costs which were partially offset by higher wages and depreciation related to the build out of the digital television services department.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.6 million, or 13.7%, to $4.7 million for the three-month period ended September 30, 2000 compared to $4.1 million for the three-month period ended September 30, 1999. As a percentage of revenues, selling, general and administrative expense increased to 26.0% for the three-month period ended September 30, 2000 compared to 20.2% for the three-month period ended September 30, 1999. This increase was due to higher administrative wages in the digital television and information systems departments; increased legal, consulting and public relations fees; and increased depreciation.

     OPERATING INCOME. Operating income decreased $1.4 million or 36.6% to $2.3 million for the three month period ended September 30, 2000 compared to $3.7 million for the three month period ended September 30, 1999 due to the lower gross profit and increased selling, general and administrative expenses.

                                 VDI MULTIMEDIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

     INTEREST EXPENSE. Interest expense increased $0.5 million, or 99.5%, to $1.1 million for the three-month period ended September 30, 2000 compared to $0.6 million for the three-month period ended September 30, 1999. This increase was due to the write-off of $0.4 million of deferred financing charges related to the Company's prior credit facility and increased borrowings under the Company's debt agreements.

     INCOME TAXES. The Company's effective tax rate was 37.1% for the second quarter of 2000 and 41.0% for the second quarter of 1999.

     NET INCOME. Net income for the three-month period ended September 30, 2000 decreased $1.1 million or 58.4% to $0.8 million compared to $1.9 million for the three-month period ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999.

     REVENUES. Revenues decreased by $3.2 million or 5.4% to $55.6 million for the nine-month period ended September 30, 2000 compared to $58.8 million for the nine-month period ended September 30, 1999. Revenue decreased due to a decrease in the use of the Company's services by certain customers resulting from the integration of its two largest facilities and the loss of certain key sales personnel. Additionally, revenue for the third quarter of 1999 included approximately $1.5 million for the completion of a special project not related to the Company's core operations in the entertainment and advertising industries. Advertising revenues were also negatively impacted by an on-going actor's strike.

     GROSS PROFIT. Gross profit decreased by $0.8 million or 3.5% to $23.0 for the nine-month period ended September 30, 2000 compared to $23.8 million for the nine-month period ended September 30, 1999. As a percent of revenues, gross profit increased from 40.5% to 41.4%. The increase in gross profit as a percentage of revenues was due primarily to lower outsourcing costs and the lower cost of direct materials resulting from volume purchasing discounts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.9 million, or 7.0%, to $14.2 million for the nine-month period ended September 30, 2000 compared to $13.3 million for the nine-month period ended September 30, 1999. As a percentage of revenues, selling, general and administrative expense increased to 25.5% for the nine-month period ended September 30, 2000 compared to 22.6% for the nine-month period ended September 30, 1999. This increase was due to an increase in administrative salaries related to the digital television services and information systems departments; accrued severance costs of $0.4 million in the second quarter of 2000; increased legal, consulting and public relations fees; and increased depreciation.

     EXPENSES RELATED TO TERMINATED MERGER. In the quarter ended March 31, 2000, the Company accrued $1.2 million in expenses related to the termination of their proposed merger with an affiliate of Bain Capital.

     OPERATING INCOME. Operating income decreased $3.0 million or 28.1% to $7.6 million for the nine month period ended September 30, 2000 compared to $10.6 million for the nine month period ended September 30, 1999 due to the lower gross profit and increased selling, general and administrative expenses and expenses related to the terminated merger.

     INTEREST EXPENSE. Interest expense increased $0.9 million, or 54.0%, to $2.5 million for the nine-month period ended September 30, 2000 compared to $1.6 million for the nine-month

                                 VDI MULTIMEDIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

period ended September 30, 1999. This increase was due to increased borrowings under the Company's debt agreements and the write-off of $0.4 million of deferred financing charges related to the Company's prior credit facility.

     INCOME TAXES. The Company's effective tax rate was 41.5% for the first nine months of 2000 and 41.0% for the first nine months of 1999.

     NET INCOME. Net income for the nine-month period ended September 30, 2000 decreased $2.3 million or 43.7% to $3.0 million compared to $5.3 million for the nine-month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K, as amended, for the year ended December 31, 1999.

     At September 30, 2000 the Company's cash and cash equivalents aggregated $1.5 million. The Company's operating activities provided cash of $8.5 million for the nine months ended September 30, 2000.

     The Company's investing activities used cash of $9.2 million for the nine months ended September 30, 2000. The Company spent approximately $8.2 million for the addition and replacement of capital equipment and for investments in digital television services equipment and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $3.5 million on capital expenditures during the last three months of 2000 to upgrade and replace equipment, upgrade the Company's management information systems and invest in high definition and other digital equipment.

     The Company's financing activities used cash of $0.9 million in the nine months ended September 30, 2000. Cash flows from financing activities included the repayment of $31.8 million related to the Company's prior credit facilities and the draw down of $31.2 million under a new credit facility, as described below.

     In September, the Company signed a $45.0 million revolving credit facility agented by Union Bank of California. The new facility provides the Company with funding for capital expenditures, working capital needs and support for its acquisition strategies. The amount available under the facility reduces to $40.0 million on December 31, 2002, to $35 million on December 31, 2003 and to $30.0 million on December 31, 2004. The facility expires on December 31, 2005. As of September 30, 2000, there was $30.0 million outstanding under the facility.

     Management believes that cash generated from its ongoing operations and its credit facility will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months.

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

                                 VDI MULTIMEDIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on August 15, 2000. At the meeting, shareholders voted on: (i) the election of directors to hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified, and (ii) approval of the appointment of PriceWaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000.

1.       Election of Directors

The following individuals were elected as directors at the Annual Meeting of
Shareholders:


NAME                                  VOTES FOR         VOTES WITHHELD

R. Luke Stefanko                      5,999,371         11,400
Haig S. Bagerdijan                    5,999,371         11,400
Robert A. Baker                       5,999,371         11,400
Greggory J. Hutchins                  5,999,371         11,400
Robert M. Loeffler                    5,999,371         11,400


2. The appointment by the Board of Directors of the Company of PriceWaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was ratified with 6,009,571 for the proposal, 1,200 against the proposal, 0 votes abstaining and 0 broker nonvotes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)   EXHIBIT NO.     DESCRIPTION

              10           Amended and Restated Credit Agreement

              27           Financial Data Schedule

     (b)   REPORTS ON FORM 8-K

           The Company filed a Current Report on Form 8-K on or about July 26, 2000 relating to changes in the Company's management and board of directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VDI MULTIMEDIA


DATE: November 14, 2000            BY:  /s/ CLARKE W. BREWER
     ------------------------         -----------------------------------------
                                      Clarke W. Brewer
                                      Chief Financial Officer and Treasurer
                                      (duly authorized officer and
                                      principal financial officer)