Form 10-K
period 2000-12-31
VDI MULTIMEDIA
filed 2001-04-11
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-21917
                                   -----------
                                 VDI MULTIMEDIA
             (Exact name of registrant as specified in its charter)

                              California 95-4272619
     (State of or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)
            7083 Hollywood Boulevard, Suite 200, Hollywood, CA 90028
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (323) 957-7990

           Securities registered pursuant to Section 12(b) of the Act
                                      None

           Securities registered pursuant to Section 12(g) of the Act
                           Common Stock, no par value.
                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,100,000 on March 5, 2001 based upon the closing price of such stock on that date. As of March 5, 2001, there were 9,112,670 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of the Company's fiscal year.

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

         The Company provides worldwide electronic distribution, using fiber optics, satellites and the Internet. The Company delivers commercials, movie trailers, electronic press kits, infomercials and syndicated programming, by both physical and electronic means, to thousands of broadcast outlets worldwide.

         The Company seeks to capitalize on growth in demand for the services related to the distribution of entertainment content, without assuming the production or ownership risk of any specific television program, feature film or other form of content. The primary users of the Company's services are entertainment studios and advertising agencies that generally choose to outsource such services due to the sporadic demand and the fixed costs of maintaining a high-volume physical plant.

         Since January 1, 1997, the Company has successfully completed eight acquisitions of companies providing similar services. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, VDI is one of the largest and most diversified providers of technical and distribution services in its markets, and therefore is able offer its customers a single source for such services at prices that reflect the Company's scale economies.

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

FILM-TO-TAPE TRANSFER. Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. The Company transfers film to videotape using Spirit, URSA and Cintel MK-3 telecine equipment and DaVinci(R) digital color correction systems. In 2000, the Company added high definition television ("HDTV") services to this product line. The remastering of studio film and television libraries to this new broadcast standard has begun to contribute to the growth of the Company's film transfer business, as well as affiliated services such as foreign language mastering, duplication and distribution.

VIDEO EDITING. VDI provides digital editing services in Hollywood, Burbank, West Los Angeles and San Francisco. The editing suites are equipped with (i) state-of-the-art digital editing equipment, including the Avid(R) 9000, that provides precise and repeatable electronic transfer of video and/or audio information from one or more sources to a new master video and (ii) large production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

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

AUDIO POST-PRODUCTION. Through its facilities in Burbank and West Los Angeles, the Company digitally edits and creates sound effects, assists in replacing dialog and re-records audio elements for integration with film and video elements. The Company designs sound effects to give life to the visual images with a library of sound effects. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product. In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby Digital(R), SDDS(R), THX(R) and Surround Sound(R).

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

ARCHIVAL SERVICES. The Company currently stores more than two million videotape and film elements in a protected environment. The storage and handling of videotape and film elements require specialized security and environmental control procedures. The Company operates a state-of-the-art secure management system in its West Los Angeles and Hollywood facilities, trade named Reel-SafeSM
 . The Company intends to install this system in its other facilities over the next few years. The Company believes this system is the most advanced in the media industry with respect to security, environmental control and access features. The Company offers on-line access to archival information for advertising clients, and may offer this service to other clients in the future.

DISTRIBUTION NETWORK

         VDI  operates  a  full  service   distribution  network  providing  its
customers with reliable, timely and high quality distribution services. The Company's historical customer base consists of motion picture and television studios and post-production facilities located primarily in the Los Angeles area. In 1997, the Company acquired Woodholly Productions ("Woodholly"), Multi-Media Services, Inc. ("Multi-Media"), Video-It, Inc. ("Video-It") and Fast Forward, Inc. ("Fast Forward"), providing it with a more diversified customer base and facilities in New York, Chicago, San Francisco and additional facilities in Los Angeles. In 1998, the Company acquired The Dub House, Inc. (the "Dub House"), All Post, Inc. ("All Post"), and Dubs, Inc. ("Dubs"), which substantially expanded its market share in Los Angeles. In 2000, the acquisition of Creative Digital, Inc., based in Los Angeles, brought additional post-production capabilities to the Company.

         Commercials, trailers, electronic press kits and related distribution instructions are typically collected at one of the Company's regional facilities and are processed locally or transmitted to another regional facility for processing. Orders are routinely received into the evening hours for delivery the next morning. The Company has the ability to process customer orders from receipt to transmission in less than one hour. Customer orders that require immediate, multiple deliveries in remote markets are often delivered electronically to and serviced by third parties with duplication and delivery services in such markets. The Company provides the advantage of being able to service customers from both of its primary markets (entertainment and advertising) in all of its facilities to achieve the most efficient project turnaround. The Company's network operates 24 hours a day.

         For electronic distribution, a video master is digitized and delivered by fiber optic, Internet, ISDN or satellite transmission to television stations equipped to receive such transmissions. The Company currently derives a small percentage of its revenues from electronic deliveries and anticipates that this percentage will increase as such technologies become more widely adopted.

         The Company intends to add new methods of distribution as technologies become both standardized and cost-effective. The Company currently operates facilities in Los Angeles (six locations), New York, Chicago, Dallas and San Francisco. By capitalizing on electronic technologies to link instantaneously all of the Company's facilities, the Company is able to optimize delivery, thus extending the deadline for same- or next-day delivery of time-sensitive material.

         As the Company continues to develop and acquire facilities in new markets, its network enables it to maximize the usage of its network-wide capacity by instantaneously transmitting video content to facilities with available capacity. The Company's network and facilities are designed to serve, cost-effectively, the time-sensitive distribution needs of its clients. Management believes that the Company's success is based on its strong customer relationships that are maintained through the reliability, quality and cost-effectiveness of its services, and its extended deadline for processing customer orders.

NEW MARKETS

         The Company believes that the development of its network and its array of value-added services will provide the Company with the opportunity to enter or significantly increase its presence in several new or expanding markets.

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

HIGH DEFINITION TELEVISION (HDTV). The Company is focused on capitalizing on opportunities created by emerging industry trends such as the emergence of digital television and its more advanced variant, high-definition television. HDTV has quickly become the mastering standard for domestic content providers. The Company believes that the aggressive timetable associated with such conversion, which has resulted both from recent mandates by the Federal Communications Commission (the "FCC") for digital television and high-definition television as well as competitive forces in the marketplace, is likely to accelerate the rate of increase in the demand for these services. The Company opened a state-of-the-art HDTV center at its Burbank, California, facility in 2000.

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

SALES AND MARKETING

         The Company markets its services through a combination of industry referrals, formal advertising, trade show participation, special client events, and its Internet website. While VDI relies primarily on its reputation and business contacts within the industry for the marketing of its services, the Company also maintains a direct sales force to communicate the capabilities and competitive advantages of the Company's services to potential new customers. In addition, the Company's sales force solicits corporate advertisers who may be in a position to influence agencies in directing deliveries through the Company. The Company currently has sales personnel located in Los Angeles, San Francisco, Chicago and New York. The Company's marketing programs are directed toward communicating its unique capabilities and establishing itself as the predominant value-added distribution network for the motion picture and advertising industries.

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

CUSTOMERS

         Since its inception in 1990, VDI has added customers and increased its sales through acquisitions and by delivering a favorable mix of reliability, timeliness, quality and price. The integration of the Company's regional facilities has given its customers a time advantage in the ability to deliver broadcast quality material. The Company markets its services to major and independent motion picture and television production companies, advertising agencies, television program suppliers and, on a more limited basis, national television networks, infomercial providers, local television stations, television program syndicators, corporations and educational institutions. The Company's motion picture clients include Disney, Sony Pictures Entertainment, Twentieth Century Fox, Universal Studios, Warner Bros., Metro-Goldwyn-Mayer and Paramount Pictures. The Company's advertising agency customers include TBWA/Chiat Day, Young & Rubicam and Saatchi & Saatchi.

         The Company solicits the motion picture and television industries, advertisers and their agencies to generate revenues. In the year ended December 31, 2000, the seven major motion picture studios accounted for approximately 37% of the Company's revenues. No single customer accounted for greater than 10% of the Company's revenues for the year ended December 31, 2000.

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

         The Company has a customer service staff of approximately 75 people, at least one member of which is available 24 hours a day. This staff serves as a single point of problem resolution and supports not only the Company's customers, but also the television stations and cable systems to which the Company delivers.

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

         The principal competitive factors affecting this market are reliability, timeliness, quality and price. The Company competes with a variety of duplication and distribution firms, certain post-production companies and, to a lesser extent, the in-house operations of major motion picture studios and ad agencies. Some of these competitors have long-standing ties to clients that will be difficult for the Company to change. Several companies have systems for delivering video content electronically. Moreover, some of these firms, such as Vyvx (a subsidiary of the Williams Companies), Digital Generation Systems, Inc., Liberty Live Wire and other post-production companies may have greater financial, operational and marketing resources, and may have achieved a higher level of brand recognition than the Company. As a result, there is no assurance that the Company will be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality, price or otherwise.

EMPLOYEES

         The Company had 517 full-time employees as of December 31, 2000. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

         The Company currently leases all 16 of its facilities. Nine of these facilities have production capabilities and/or sales activities, five are storage vaults and one is used as the Company's corporate offices. The lease terms expire at various dates from December 2001 to October 2008. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 2000:


                                                                          SQUARE
LOCATION                                                                 FOOTAGE

Hollywood, CA............................................................  9,475
Hollywood, CA............................................................ 45,000
Hollywood, CA............................................................  4,000
Hollywood, CA............................................................  7,200
Hollywood, CA............................................................ 13,000
Hollywood, CA............................................................ 27,000
Hollywood, CA............................................................ 13,400
Burbank, CA.............................................................. 32,000
Burbank, CA.............................................................. 10,000
North Hollywood, CA...................................................... 27,000
Los Angeles, CA..........................................................  4,000
Santa Monica, CA......................................................... 13,400
San Francisco, CA........................................................ 10,200
Chicago, IL.............................................................. 12,200
New York, NY.............................................................  9,000
Dallas, TX............................................................... 11,300

ITEM 3. LEGAL PROCEEDINGS

         From time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's stockholders for a vote during the fourth quarter of the fiscal year covered by this report.



                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market ("NNM") under the symbol VDIM. The following table sets forth, for the periods indicated, the high and low closing bid price per share for the Common Stock.

                                                                        COMMON STOCK
                                                                        LOW     HIGH

YEAR ENDED DECEMBER 31, 1999
   First Quarter ...................................................    $ 4.25  $10.38
   Second Quarter...................................................      5.13    8.00
   Third Quarter....................................................      6.44   11.50
   Fourth Quarter...................................................      8.25   15.00
YEAR ENDED DECEMBER 31, 2000
   First Quarter ...................................................    $12.63  $14.50
   Second Quarter...................................................      6.19   14.08
   Third Quarter....................................................      3.13    7.00
   Fourth Quarter...................................................      2.50    5.69


On March 30, 2001, the closing sale price of the Common Stock as reported on the NNM was $1.50 per share. As of March 30, 2001, there were 1,057 holders of record of the Common Stock.

DIVIDENDS

         The Company did not pay dividends on its Common Stock during the years ended December 31, 1999 or 2000. The Company's ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following data, insofar as they relate to each of the years 1996 to 2000, have been derived from the Company's annual financial statements. For 1997, 1998 and 1999, certain adjustments have been made to previously reported amounts. Fiscal 2000 results also reflect the changed accounting practices and other significant adjustments described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.


                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                        1996            1997            1998            1999            2000
                                                        ----            ----            ----            ----            ----
                                                                        (as restated)   (as restated)   (as restated)

STATEMENT OF INCOME DATA (1)
Revenues..............................................  $  24,780       $  40,772       $  59,697       $  78,248       $  74,841
Cost of goods sold....................................     14,933          25,381          36,902          47,685          45,894
                                                        ---------       ---------       ---------       ---------       ---------
Gross profit..........................................      9,847          15,391          22,795          30,563          28,947
Selling, general and administrative expense...........      5,720           9,253          13,201          18,473          21,994
                                                        ---------       ---------       ---------       ---------       ---------
Operating income .....................................      4,127           6,138           9,594          12,090           6,953
Interest expense, net.................................        223              68             976           2,147           2,889
Provision for income tax (2)..........................         68           2,379           3,577           4,340           1,814
                                                        ---------       ---------       ---------       ---------       ---------
Income before extraordinary item
and adoption of SAB 101(4)............................  $   3,836       $   3,691       $   5,041       $   5,603       $   2,250
Extraordinary item (net of tax benefit of $168)(3)....          -               -               -               -            (232)
Cumulative effect of adopting SAB 101 (4).............          -               -               -               -            (322)
                                                        ---------       ---------       ---------       ---------       ---------
Net income............................................  $   3,836       $   3,691       $   5,041       $   5,603       $   1,696
                                                        =========       =========       =========       =========       =========
Earnings per share:
Basic:
Income per share before extraordinary item
and adoption of SAB 101...............................  $    0.58       $    0.40       $    0.52       $    0.60       $    0.24
Extraordinary item (3)................................          -               -               -               -           (0.03)
Cumulative effect of adopting SAB 101 (4).............          -               -               -               -           (0.03)
                                                        ---------       ---------       ---------       ---------       ---------
Net income............................................  $    0.58       $    0.40       $    0.52       $    0.60       $    0.18
Diluted:
Income per share before extraordinary item
and adoption of SAB 101...............................  $    0.58       $    0.40       $    0.51       $    0.58       $    0.24
Extraordinary item (3)................................          -               -               -               -           (0.03)
Cumulative effect of adopting SAB 101 (4).............          -               -               -               -           (0.03)
                                                        ---------       ---------       ---------       ---------       ---------
Net income............................................  $    0.58       $    0.40       $    0.51       $    0.58       $    0.18

Weighted Average Common Shares Outstanding
Basic.................................................      6,660           9,123           9,737           9,322           9,216
Diluted...............................................      6,660           9,208           9,816           9,599           9,491

Pro forma net income and earnings per share data
for the periods  shown as if SAB 101 had been
adopted at the beginning of each applicable year (6)
Previously reported net income........................                                  $   5,041       $   5,603
Adjustment............................................                                       (253)            (81)
                                                                                        ---------       ---------
Pro forma net income..................................                                  $    4,788      $   5,522
                                                                                        ==========      =========
Pro forma earnings per share:
Basic -
Previously reported...................................                                  $     0.52      $    0.60
Adjustment............................................                                       (0.03)             -
                                                                                        ----------      ---------
Pro forma.............................................                                  $     0.49      $    0.60
                                                                                        ==========      =========
Diluted -
Previously reported...................................                                  $     0.51      $    0.58
Adjustment............................................                                       (0.03)         (0.01)
                                                                                        ----------      ---------
Pro forma.............................................                                  $     0.48      $    0.57
                                                                                        ==========      =========

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                        1996            1997            1998            1999            2000
                                                        ----            ----            ----            ----            ----
                                                                        (as restated)   (as restated)   (as restated)
OTHER DATA
EBITDA (5)............................................  $   5,781       $   9,835      $  14,320       $  16,878       $  12,171
Cash flows provided by operating activities...........      6,306           5,809          5,821          12,023          10,963
Cash flows used in investing activities...............     (1,191)        (13,397)       (33,406)        (11,668)         (9,488)
Cash flows (used in) provided by financing activities.     (4,966)          9,945         26,712          (1,553)         (1,556)
Capital expenditures..................................      1,191           1,178          6,199           6,181           9,717

SELECTED BALANCE SHEET DATA
Cash and cash equivalents.............................  $     564       $   2,921       $  2,048        $  3,030        $    769
Working capital ......................................      1,925           5,354          8,863           1,195          12,701
Property and equipment, net...........................      3,520           7,325         16,723          19,564          25,236
Total assets..........................................     11,178          32,617         63,940          72,931          77,661
Borrowings under revolving credit agreements..........          -           1,086            233           5,888               -
Long-term debt, net of current portion................      1,177           1,279         22,448          16,501          31,054
Shareholders' equity..................................       5,241         21,242         28,351          30,941          32,919

-----------
(1) During 2000, the Company restated financial results of 1997, 1998 and 1999 to reflect (i) expensing repairs and maintenance costs on equipment when incurred rather than capitalizing such costs and depreciating them in future periods; (ii) depreciating leasehold improvements over the shorter of the estimated useful asset life or the remaining lease term rather than ten years; (iii) the retroactive write off of undepreciated leasehold improvements to correspond to certain lease termination dates; (iv) accrual of legal costs incurred for a failed merger to the year in which the expenses were incurred; and (v) increase of tax provision for nondeductible items in 1999. Reductions in 1997 pre-tax and net income of $483,000 and $290,000, respectively, relate to the expensing of repairs and maintenance costs on equipment when incurred rather than capitalizing such costs and depreciating them in future periods.

(2) Prior to its initial public offering, the Company was exempt from payment of federal income taxes and had paid certain state income taxes at a reduced rate as a result of its S Corporation status. Prior to the closing of the initial public offering in February 1997, the Company's shareholders elected to terminate the Company's S
          Corporation  status.  As a  result  of  terminating  the  Company's  S
          Corporation status, the Company was required to record a one-time, non-cash charge against historical earnings for additional deferred taxes based upon the increase in the effective tax rate from the Company's S Corporation status (1.5%) to C Corporation status (40%). This charge of $184,000 occurred in the quarter ending March 31, 1997.

(3) Amount represents the write off of deferred financing costs, net of tax benefit, related to a bank credit agreement which was terminated in Fiscal 2000.

(4)       Effective  January 1,  2000,  the  Company  adopted  Staff  Accounting
          Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The amount represents the cumulative effect, net of tax, on January 1, 2000 retained earnings as if SAB 101 had been adopted prior to Fiscal 2000. See Note 2 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K.

(5) EBITDA is defined herein as earnings before interest, taxes, depreciation and amortization. EBITDA does not represent cash generated from operating activities in accordance with Generally Accepted Accounting Principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to other similarly titled measures of other companies, management believes that EBITDA is a useful measure of cash flow available to the Company to pay interest, repay debt, make acquisitions or invest in new technologies. The Company is currently committed to use a portion of its cash flows to service existing debt, if outstanding, and, furthermore, anticipates making certain capital expenditures as part of its business plan.

(6) Net income would not have been affected in 1996 or 1997 had SAB 101 been adopted at the beginning of those periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, certain statements in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant discussions in the Company's documents filed with the Securities and Exchange Commission, including the Company's registration statement on Form S-1 as declared effective on February 14, 1997, and Cautionary Statements and Risk Factors in this Item 7, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

RESULTS OF OPERATIONS

         During 2000, the Company restated financial results of prior years. The adjustments are summarized as follows (in thousands):

                                                                                 DECREASE INCOME
                                                                                 ---------------
                                                                BEFORE TAX BENEFIT              AFTER TAX BENEFIT
                                                                ------------------              -----------------
ADJUSTMENTS TO PREVIOUSLY ISSUED                                FISCAL          FISCAL          FISCAL          FISCAL
   FINANCIAL STATEMENTS:                                        1998            1999            1998            1999
  ---------------------                                         ----            ----            ----            ----
To expense repairs and maintenance costs that were
     previously capitalized                                     $   448         $ 1,143         $  269          $    686
To depreciate leasehold improvements over the
     proper period and to write off any undepreciated
   amounts at the lease termination date                              -             221              -               133
To recognize merger expenses in the period incurred                   -             408              -               245
To revise the provision for income taxes                              -               -              -               180
                                                                -------         -------         -------          -------
Total                                                           $   448         $ 1,772         $   269          $ 1,244
                                                                =======         =======         =======          =======


The cumulative effect on retained earnings as of January 1, 1998 was a reduction of $290,000, net of tax. The following table sets forth the amount and percentage relationship to revenues of certain items included within the Company's Consolidated Statement of Income for the years ended December 31,
1998, 1999 and 2000, after giving effect to the above adjustments. The commentary below is based on the restated financial statements.

                                                                                   YEAR ENDED DECEMBER 31
                                                                                   ----------------------
                                                                                   (dollars in thousands)
                                                                 1998                     1999                      2000
                                                                 ----                     ----                      ----
                                                                      PERCENT                   PERCENT                   PERCENT
                                                                         OF                        OF                        OF
                                                          AMOUNT      REVENUES      AMOUNT      REVENUES      AMOUNT      REVENUES
                                                          ------      --------      ------      --------      ------      --------
                                                       (as restated)             (as restated)

Revenues.............................................    $  59,697       100.0%  $   78,248       100.0%    $  74,841        100.0%
Costs of goods sold..................................       36,902        61.8       47,685        60.9        45,894         61.3
                                                         ---------    --------   ----------   ---------     ---------     --------
Gross profit.........................................       22,795        38.2       30,563        39.1        28,947         38.7
Selling, general and administrative expense..........       13,201        22.1       18,473        23.6        21,994         29.4
                                                         ---------    --------   ----------   ---------     ---------     --------
Operating income.....................................        9,594        16.1       12,090        15.5         6,953          9.3
Interest expense, net................................          976         1.6        2,147         2.7         2,889          3.9
Provision for income taxes...........................        3,577         6.0        4,340         5.5         1,814          2.4
                                                         ---------    --------   ----------   ---------     ---------     --------
Income before extraordinary item and
adoption of SAB 101..................................        5,041         8.4        5,603         7.2     $   2,250          3.0
Extraordinary item (net of tax benefit of $168)......            -           -            -           -          (232)        (0.3)
Cumulative effect on prior years of
adopting SAB 101.....................................            -           -            -           -          (322)        (0.4)
                                                         ---------    --------   ----------   ---------     ---------     --------
Net income ..........................................    $   5,041         8.4%  $    5,603         7.2%    $   1,696          2.3%
                                                         =========    ========   ==========   =========     =========     ========


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES. Revenues decreased by $3.4 million or 4.4% to $74.8 million for the year ended December 31, 2000 compared to $78.2 million for the year ended December 31, 1999. This decrease in revenue was due to a decrease in the use of the Company's services in 2000 by certain customers resulting from service failures that occurred during the integration of its two largest facilities in 1999, and the loss of certain key sales personnel in 2000. Revenues were also negatively impacted by an actors' strike in the advertising industry.

         GROSS PROFIT. Gross profit decreased $1.7 million or 5.3% to $28.9 million for the year ended December 31, 2000 compared to $30.6 million for the year ended December 31, 1999. As a percentage of revenues, gross profit decreased from 39.1% to 38.7%. The decrease in gross profit as a percentage of revenues was due to increased depreciation associated with investments in high definition equipment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $3.5 million or 19.1% to $22.0 million for the year ended December 31, 2000 compared to $18.5 million for the year ended December 31, 1999. As a percentage of revenues, selling, general and administrative expense increased to 29.4% for the year ended December 31, 2000 compared to 23.6% for the year ended December 31, 1999. This increase was due to an increase in the provision for doubtful accounts of $1.4 million, $0.5 million of severance costs, increased wages related to new management appointments and increased depreciation related to investments in computer systems. Additionally, in 2000, the Company recognized $0.8 million in expenses related to the proposed merger with an affiliate of Bain Capital, which was terminated in April 2000, compared to $0.4 million in 1999. The increase in the provision for doubtful accounts resulted from numerous delinquent accounts which, in management's judgment, were deemed to be no longer collectible in the fourth quarter due to the age of the account, financial condition of the customer or the inability to resolve disputes.

         OPERATING INCOME. Operating income decreased $5.1 million or 42.5% to $7.0 million for the year ended December 31, 2000 compared to $12.1 million for the year ended December 31, 1999. As a percentage of revenue, operating income decreased from 15.5% to 9.3%.

         INTEREST EXPENSE. Interest expense, net, increased 34.6% from $2.1 million in 1999 to $2.9 million in 2000. This increase was due to increased borrowings under the Company's debt agreements.

         INCOME TAXES. The Company's effective income tax rate was 45.5% for 2000 and 43.7% for 1999 due to the effect of permanent differences on a lower pre-tax income base.

         EXTRAORDINARY ITEM. During 2000, the Company wrote off $0.4 million of deferred financing costs related to prior credit facilities that were terminated. This item was treated as an extraordinary item in Fiscal 2000 and is reported net of income taxes.

         CUMULATIVE EFFECT OF ADOPTING SAB 101. During Fiscal 2000, the Company adopted SAB 101. The effect of applying this change in accounting principle is a cumulative charge, after tax, of $322,000, or $0.03 per share. Previously, the Company had recognized revenues from certain post production processes as work was performed. Under SAB 101, the Company will now recognize these revenues when the entire project is completed.

         NET INCOME. Net income for the year ended December 31, 2000 decreased $3.9 million or 69.7% to $1.7 million compared to $5.6 million for the year ended December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         REVENUES. Revenues increased by $18.6 million or 31.1% to $78.2 million for the year ended December 31, 1999 compared to $59.7 million for the year ended December 31, 1998. This increase in revenue was due to increased volume resulting from (i) the acquisitions of All Post and the Dub House in June 1998 and Dubs in November 1998, and (ii) increased marketing of the Company's media services.

         GROSS PROFIT. Gross profit increased $7.8 million or 34.1% to $30.6 million for the year ended December 31, 1999 compared to $22.8 million for the year ended December 31, 1998. As a percentage of revenues, gross profit increased from 38.2% to 39.1%. The increase in gross profit as a percentage of revenues was due primarily to the lower cost of direct materials resulting from scale purchasing discounts and the effect of changing depreciation lives of certain property and equipment from five to seven years as of January 1, 1999, partially offset by increased wages which resulted primarily from additional overtime related to the integration of two of the Company's largest facilities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $5.3 million or 39.9% to $18.5 million for the year ended December 31, 1999 compared to $13.2 million for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expense increased to 23.6% for the year ended December 31, 1999 compared to 22.1% for the year ended December 31, 1998. This increase was due to increased amortization costs associated with acquisitions, an increase in the Company's provision for doubtful accounts and the incurrence of $0.4 million in expenses related to the proposed merger with an affiliate of Bain Capital, which was terminated in April 2000.

         OPERATING INCOME. Operating income increased $2.5 million or 26.0% to $12.1 million for the year ended December 31, 1999 compared to $9.6 million for the year ended December 31, 1998. As a percentage of revenue, operating income decreased from 16.1% to 15.5%.

         INTEREST EXPENSE. Interest expense, net, increased 120.0% from $1.0 million in 1998 to $2.1 million in 1999. This increase was due to increased borrowings under the Company's debt agreements related to the acquisitions of the Dub House, All Post and Dubs.

         INCOME TAXES. The Company's effective income tax rate was 43.7% for 1999 and 41.5% for 1998.

         NET INCOME. Net income for the year ended December 31, 1999 increased $0.6 million or 11.1% to $5.6 million compared to $5.0 million for the year ended December 31, 1998.

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

         At December 31, 2000, the Company's cash and cash equivalents aggregated $0.8 million and net working capital was $12.7 million. The Company's operating activities provided cash of $5.8 million in 1998, $12.0 million in 1999 and $11.0 million for the year ended December 31, 2000.

         The Company's investing activities used cash of $33.4 million in 1998, $9.5 million in 1999 and $11.7 million 2000. Investing activities during 2000 included the expenditure of $9.7 million for the addition and replacement of capital equipment, including approximately $6.0 million for investments in HDTV technologies. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional video equipment in order to increase capacity or replace existing equipment. The Company expects to spend approximately $4.0 million during 2001 on capital expenditures for the addition and replacement of equipment and for management information system upgrades. Other than capital expenditures, net cash used in investing activities was for acquisitions in all three years.

         The Company's financing activities provided cash of $26.7 million in 1998 and used cash of $1.6 million in 1999 and 2000. Cash flows from financing activities during the year ended December 31, 2000 include the use of $0.7 million to repurchase 171,400 shares of the Company's common stock.

         In September 2000, the Company entered into a credit agreement with a group of banks providing a revolving credit facility ("Facility") of up to $45,000,000. The facility was used to repay previously outstanding amounts under prior agreements and may be used to fund working capital and capital expenditures and for general corporate purposes, including up to $5,000,000 of stock repurchases under the Company's repurchase program. The borrowing base under the Facility is limited to 90% of eligible accounts receivable, 50% of inventory and 100% of operating machinery and equipment, which percentages decline after 2001 for receivables and equipment. The aggregate commitment under the Facility will decline by $5,000,000 on December 31, 2002, 2003 and 2004. The entire commitment expires on December 31, 2005. Loans under the Facility are secured by substantially all of the Company's assets and include covenants regarding the maintenance of various financial ratios.

         As of December 31, 2000, the total amount outstanding under the Facility was $31,024,000. After recording adjustments to write off previously capitalized repairs and maintenance expense and the adoption of SAB 101, the borrowing base under the Facility was $30,965,000 and the Company was not in compliance with its financial covenants. The bank has waived compliance with the covenants and the Company has renegotiated the breached financial covenants.

         Management believes that cash generated from its ongoing operations, existing working capital and its credit facility will fund necessary capital expenditures and provide adequate working capital for the next twelve months.

         The Company reviews the acquisition of businesses complementary to its current operations on an ongoing basis and, depending on the number, size and timing of such transactions, may be required to secure additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25, including the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 1, 2000. Application of this pronouncement has not had a material impact on the Company's financial position or results of operations.

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued SAB 101B, an amendment to SAB 101, which delays the implementation of SAB 101. The Company adopted SAB 101 effective January 1, 2000.

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company estimates that the effect of adopting FAS 133 on January 1, 2001 will be to record a net-of-tax cumulative-effect-type adjustment of $179,000 (loss) in earnings.

CAUTIONARY STATEMENTS AND RISK FACTORS

         In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission, reports to stockholders and information provided in our web site.

         The words or phrases "will likely," "are expected to," "is anticipated," "is predicted," "forecast," "estimate," "project," "plans to continue," "believes," or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the "Safe Harbor" provisions on the Private Securities Litigation Reform Act of 1995, we are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The following list of important factors may not be all inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

      *   Our highly competitive marketplace.

      *   The risks associated with dependence upon significant customers.

      *   Our ability to execute our expansion strategy.

      *   The uncertain ability to manage growth.

      * Our dependence upon and our ability to adapt to technological developments.

      *   Dependence on key personnel.

      *   Our ability to maintain and improve service quality.

      * Fluctuation in quarterly operating results and seasonality in certain of our markets.

      * Possible significant influence over corporate affairs by significant shareholders.

      * The potential impact of a possible labor action affecting our studio and television customers.


These risk factors are discussed further below.

COMPETITION. Our broadcast video post production, duplication and distribution industry is a highly competitive, service-oriented business. In general, we do not have long-term or exclusive service agreements with our customers. Business is acquired on a purchase order basis and is based primarily on customer satisfaction with reliability, timeliness, quality and price.

We compete with a variety of post production, duplication and distribution firms, some of which have a national presence, and to a lesser extent, the in-house post production and distribution operations of major motion picture studios and advertising agencies. Some of these firms, and all of the studios, have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. In the future, we may not be able to compete effectively against these competitors merely on the basis of reliability, timeliness quality and price or otherwise.

We may also face competition from companies in related markets which could offer similar or superior services to those offered by the Company. For example, telecommunications providers could enter the market as competitors with materially lower electronic delivery transportation costs. We believe that an increasingly competitive environment could lead to a loss of market share or price reductions, which could have a material adverse effect on our financial condition, results of operations and prospects.

CUSTOMER AND INDUSTRY CONCENTRATION. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 37% of the Company's revenues during the year ended December 31, 2000. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

EXPANSION STRATEGY. Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business. Even though we have completed eight acquisitions in the last three fiscal years, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems.

Certain of the businesses previously acquired by the Company reported net losses for their most recent fiscal years prior to being acquired, and our future financial performance will be in part depend on our ability to implement operational improvements in, or exploit potential synergies with, these acquired businesses.

Acquisitions may involve a number of special risks including: adverse effects on our reported operating results (including the amortization of acquired goodwill), diversion of management's attention and unanticipated problems or legal liabilities. In addition, we may require additional funding to finance future acquisitions. We cannot be sure that we will be able to secure acquisition financing on acceptable terms or at all. We may also use working capital or equity, or raise financing through equity offerings or the incurrence of debt, in connection with the funding of any acquisition. Some or all of these risks could negatively affect our financial condition, results of operations and prospects or could result in dilution to the Company's shareholders. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates could increase substantially. We may not be able to effect any such transactions. Additionally, if we are able to complete such transactions they may prove to be unprofitable.

The geographic expansion of the Company's customers may result in increased demand for services in certain regions where it currently does not have post production, duplication and distribution facilities. To meet this demand, we may subcontract. However, we have not entered into any formal negotiations or definitive agreements for this purpose. Furthermore, we cannot assure you that we will be able to effect such transactions or that any such transactions will prove to be profitable.

MANAGEMENT OF GROWTH. During the last four years (except for 2000), we have experienced rapid growth that has resulted in new and increased responsibilities for management personnel and has placed and continues to place increased demands on our management, operational and financial systems and resources. To accommodate this growth, compete effectively and manage future growth, we will be required to continue to implement and improve our operational, financial and management information systems, and to expand, train, motivate and manage our work force. We cannot be sure that the Company's personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to do so could have a material adverse effect on our financial condition, results of operations and prospects.

DEPENDENCE ON TECHNOLOGICAL DEVELOPMENTS. Although we intend to utilize the most efficient and cost-effective technologies available for telecine, high definition formatting, editing, coloration and delivery of video content, including digital satellite transmission, as they develop, we cannot be sure that we will be able to adapt to such standards in a timely fashion or at all. We believe our future growth will depend in part, on our ability to add to these services and to add customers in a timely and cost-effective manner. We cannot be sure we will be successful in offering such services to existing customers or in obtaining new customers for these services, including the Company's recent investment in the high definition television area. We intend to rely on third part vendors for the development of these technologies and there is no assurance that such vendors will be able to develop such technologies in a manner that meets the needs of the Company and its customers. Any material interruption in the supply of such services could materially and adversely affect the Company's financial condition, results of operations and prospects.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of R. Luke Stefanko, Chairman of the Board of Directors and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Although we have employment agreements with Mr. Stefanko and certain of our other key executives and technical personnel, we cannot be sure that such executives will remain with the Company during or after the term of their employment agreements. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

ABILITY TO MAINTAIN AND IMPROVE SERVICE QUALITY. Our business is dependent on our ability to meet the current and future demands of our customers, which demands include reliability, timeliness, quality and price. Any failure to do so, whether or not caused by factors within our control could result in losses to such clients. Although we disclaim any liability for such losses, there is no assurance that claims would not be asserted or that dissatisfied customers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which could have material adverse effect on our financial condition, results of operations and prospects. Although we maintain insurance against business interruption, such insurance may not be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of our business. In addition, our ability to make deliveries within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including equipment failure, work stoppages by package delivery vendors or interruption in services by telephone or satellite service providers.

FLUCTUATING RESULTS, SEASONALITY. Our operating results have varied in the past, and may vary in the future, depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, general economic factors and other factors. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. For example, our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others. In addition, as our business from advertising agencies tends to be seasonal, our operating results may be subject to increased seasonality as the percentage of business from advertising agencies increases. In any period our revenues are subject to variation based on changes in the volume and mix of services performed during the period. It is possible that in some future quarter the Company's operating results will be below the expectations of equity research analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Fluctuations in sales due to seasonality may become more pronounced if the growth rate of the Company's sales slows.

CONTROL BY PRINCIPAL SHAREHOLDER; POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's Chairman, President and Chief Executive Officer, R. Luke Stefanko, beneficially owned approximately 28% of the outstanding common stock as of December 31, 2000. Mr. Stefanko's ex-spouse owned approximately 25% of the common stock on that date. Together, they owned approximately 53%. In August 2000, Mr. Stefanko was granted a one-time proxy to vote his ex-spouse's shares in connection with the election of directors at the Company's annual meeting. By virtue of his stock ownership, Mr. Stefanko may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors,
(ii) amendments to the Company's Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the "Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

POSSIBLE STRIKE AFFECTING OUR CUSTOMERS. In May 2001 and July 2001, screenwriters and actors, respectively, may conduct a work stoppage directly affecting our studio and television customers. We cannot predict the length of a strike by either of these groups or the ultimate impact on our customers' production and ability to provide work to the Company. Either work stoppage, should it occur, could have a material adverse effect on the Company's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         MARKET RISK. The Company's market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate ("LIBOR"). The Company had borrowings of $31,024,000 at December 31, 2000 under a credit agreement and may borrow up to an additional $14 million subject to the level of Company assets (borrowing base). Amounts outstanding under the credit agreement bear interest at the bank's reference rate plus a base rate margin not to exceed 1.00%, or, at the Company's election, at LIBOR plus a LIBOR margin not to exceed 2.75%.

         The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notational amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50%, plus the applicable LIBOR margin, not to exceed 2.75%.

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company estimates that the effect of adopting FAS 133 on January 1, 2001 will be to record a net-of-tax cumulative-effect-type adjustment of $179,000 (loss) in earnings.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            PAGE

Report of Independent Accountants.............................................16

Financial Statements:

Consolidated Balance Sheets -
December 31, 1999 and 2000....................................................18

Consolidated Statements of Income -
Fiscal Years Ended December 31, 1998, 1999 and 2000...........................19

Consolidated Statements of Shareholders' Equity -
Fiscal Years Ended December 31, 1998, 1999 and 2000...........................20

Consolidated Statements of Cash Flows -
Fiscal Years Ended December 31, 1998, 1999 and 2000...........................21

Notes to Consolidated Financial Statements....................................22

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts...............................36

Consent of Independent Accountants............................................41



Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of VDI MultiMedia



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of VDI MultiMedia ("the Company") and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements for the years ended December 31, 1999 and 1998.

As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of accounting for revenue to conform to the requirements of SEC Staff Accounting Bulletin No. 101.



PricewaterhouseCoopers LLP (signed)
Century City, California
March 30, 2001


                                 VDI MULTIMEDIA
                           CONSOLIDATED BALANCE SHEET
                                                                                             DECEMBER 31,
                                                                                        1999               2000
                                                                                        ----               ----
                                                                                    (as restated)
                                            ASSETS
Current assets:
Cash and cash equivalents.......................................................    $ 3,030,000         $   769,000
Accounts receivable, net of allowances for doubtful accounts of $971,000 and
    $1,473,000, respectively ...................................................     19,836,000          16,315,000
Notes receivable from officers (Note 12) .......................................              -           1,001,000
Income tax receivable...........................................................              -           1,362,000
Inventories.....................................................................      1,122,000           1,031,000
Prepaid expenses and other current assets.......................................        948,000           2,066,000
Deferred income taxes...........................................................      1,259,000           1,574,000
                                                                                    -----------         -----------
Total current assets............................................................     26,195,000          24,118,000

Property and equipment, net (Note 4)............................................     19,564,000          25,236,000
Other assets, net...............................................................        662,000             920,000
Goodwill and other intangibles, net (Note 3)....................................     26,510,000          27,387,000
                                                                                    -----------         -----------
                                                                                    $72,931,000         $77,661,000
                                                                                    ===========         ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable................................................................    $ 6,998,000         $ 8,850,000
Accrued expenses................................................................      2,989,000           2,513,000
Income taxes payable............................................................        599,000                   -
Borrowings under revolving credit agreement (Note 5)............................      5,888,000                   -
Current portion of notes payable (Note 6).......................................      8,309,000                   -
Current portion of capital lease obligations (Note 6)...........................        217,000              54,000
                                                                                    -----------         -----------
Total current liabilities.......................................................     25,000,000          11,417,000
                                                                                    -----------         -----------
Deferred income taxes...........................................................        489,000           2,271,000
Notes payable, less current portion (Note 6)....................................     16,433,000          31,024,000
Capital lease obligations, less current portion (Note 6)........................         68,000              30,000

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock - no par value; 5,000,000 shares authorized; none outstanding                 -                   -
Common stock - no par value; 50,000,000 shares authorized; 9,210,697 and
9,162,670 shares issued and outstanding, respectively...........................     17,935,000          18,272,000
Retained earnings...............................................................     13,006,000          14,647,000
                                                                                    -----------         -----------
Total shareholders' equity......................................................     30,941,000          32,919,000
                                                                                    -----------         -----------
                                                                                    $72,931,000         $77,661,000
                                                                                    ===========         ===========


                                 VDI MULTIMEDIA
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                                      1998             1999             2000
                                                                                      ----             ----             ----
                                                                                  (as restated)    (as restated)

Revenues........................................................................  $ 59,697,000     $ 78,248,000     $ 74,841,000
Cost of goods sold..............................................................    36,902,000       47,685,000       45,894,000
                                                                                  ------------     ------------     ------------
Gross profit....................................................................    22,795,000       30,563,000       28,947,000

Selling, general and administrative expense.....................................    13,201,000       18,473,000       21,994,000
                                                                                  ------------     ------------     ------------
Operating income................................................................     9,594,000       12,090,000        6,953,000
Interest expense................................................................       997,000        2,151,000        2,920,000
Interest income.................................................................        21,000            4,000           31,000
                                                                                  ------------     ------------     ------------
Income before income taxes......................................................     8,618,000        9,943,000        4,064,000
Provision for income taxes......................................................     3,577,000        4,340,000        1,814,000
                                                                                  ------------     ------------     ------------
Income before extraordinary item and
      adoption of SAB 101 (Note 2)..............................................     5,041,000        5,603,000        2,250,000
Extraordinary item (net of tax benefit of $168,000) (Note 6)....................             -                -         (232,000)
Cumulative effect of adopting SAB 101 (Note 2)                                               -                -         (322,000)
                                                                                  ------------     ------------     ------------
Net income......................................................................  $  5,041,000     $  5,603,000     $  1,696,000
                                                                                  ============     ============     ============
Earnings per share:
Basic:
Income per share before extraordinary item and adoption of SAB 101..............  $       0.52     $       0.60     $       0.24
Extraordinary item..............................................................             -                -            (0.03)
Cumulative effect of adopting SAB 101 .........................................              -                -            (0.03)
                                                                                  ------------     ------------     ------------
Net income......................................................................  $       0.52     $       0.60     $       0.18
                                                                                  ============     ============     ============
Weighted average number of shares..............................................      9,737,392        9,322,249        9,216,163
Diluted:
Income per share before extraordinary item and adoption of SAB 101..............  $       0.51     $       0.58     $       0.24
Extraordinary item..............................................................             -                -
Cumulative effect of adopting SAB 101 .........................................              -                -            (0.03)
                                                                                  ------------     ------------     ------------
Net income......................................................................  $       0.51     $       0.58     $       0.18
                                                                                  ============     ============     ============
Weighted average number of shares including the dilutive effect of stock options (78,513,  276,305 and 275,261 for 1998, 1999 and
   2000, respectively)..........................................................     9,815,905        9,598,554        9,491,424


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 VDI MULTIMEDIA
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                    COMMON STOCK                                TOTAL
                                                                    ------------                RETAINED        SHAREHOLDERS'
                                                                SHARES          AMOUNT          EARNINGS        EQUITY
                                                                ------          ------          --------        ------

Balance at December 31, 1997, as previously reported......      $  9,580,000    $ 18,880,000    $  2,652,000    $ 21,532,000
Effect on periods prior to 1998 of restatement
to financial statements (Note 2)..........................                 -               -        (290,000)       (290,000)
Net income (as restated)..................................                 -               -       5,041,000       5,041,000
Shares issued in connection with company
acquisitions..............................................            30,770         342,000               -         342,000
Shares issued and tax benefit associated with
exercise of stock options.................................           165,324       1,726,000               -       1,726,000
                                                                ------------    ------------    ------------    ------------
Balance at December 31, 1998 (as restated)................         9,776,094      20,948,000       7,403,000      28,351,000
Net income (as restated)..................................                 -               -       5,603,000       5,603,000
Shares repurchased in connection with stock
repurchase plan...........................................          (572,700)     (3,064,000)              -      (3,064,000)
Shares issued in connection with exercise
of stock options..........................................             7,303          51,000               -          51,000
                                                                ------------    ------------    ------------    ------------
Balance at December 31, 1999 (as restated)................         9,210,697      17,935,000       3,006,000      30,941,000
Net income................................................                 -               -       1,696,000       1,696,000
Shares repurchased in connection with stock
repurchase plan...........................................          (171,400)       (710,000)              -        (710,000)
Shares issued and tax benefit associated with
exercise of stock options.................................            47,698         368,000               -         368,000
Shares issued in connection with company
acquisition...............................................            75,675         350,000               -         350,000
Non-cash compensation related to option
grants to consultants.....................................                 -         329,000               -         329,000
Distribution to shareholder (Note 1)......................                 -               -         (55,000)        (55,000)
                                                                ------------    ------------    ------------    ------------
Balance at December 31, 2000.................................   $  9,162,670    $ 18,272,000    $ 14,647,000    $ 32,919,000
                                                                ============    ============    ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 VDI MULTIMEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                                -----------------------
                                                                                      1998               1999               2000
                                                                                      ----               ----               ----
                                                                                  (as restated)      (as restated)
Cash flows from operating activities:
Net income......................................................................$   5,041,000      $   5,603,000      $   1,696,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization...................................................    4,726,000          4,788,000          5,773,000
Provision for doubtful accounts.................................................       51,000            790,000          2,195,000
Abandonment of leasehold improvements...........................................            -            190,000                  -
Deferred income taxes ..........................................................     (297,000)           170,000            476,000
Noncash compensation charges....................................................            -                  -            329,000
Cumulative effect of adopting SAB 101...........................................            -                  -            322,000
Extraordinary item..............................................................            -                  -            232,000
Changes in assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable......................................       49,000         (3,297,000)         1,359,000
Decrease (increase) in inventories..............................................      185,000           (388,000)            91,000
(Increase) decrease in prepaid expenses and other current assets................     (195,000)            28,000         (1,108,000)
(Increase) decrease in other assets.............................................     (162,000)           109,000             (5,000)
(Decrease) increase in accounts payable.........................................   (1,995,000)         2,518,000          1,683,000
(Decrease) increase in accrued expenses.........................................   (1,906,000)         1,461,000           (668,000)
Increase in income taxes payable (receivable), net..............................      326,000             51,000         (1,412,000)
                                                                                -------------       ------------       ------------
Net cash provided by operating activities.......................................    5,821,000         12,023,000         10,963,000

Cash used in investing activities:
Capital expenditures............................................................   (6,199,000)        (6,181,000)        (9,717,000)
Net cash paid for acquisitions..................................................  (27,207,000)        (3,307,000)        (1,951,000)
                                                                                -------------       ------------        -----------
Net cash used in investing activities...........................................  (33,406,000)        (9,488,000)       (11,668,000)
                                                                                --------------      ------------        -----------
Cash flows from financing activities:
S Corporation distributions to shareholders.....................................            -                  -            (55,000)
Issuance of notes receivable....................................................            -                  -         (1,001,000)
Repurchase of common stock......................................................            -         (3,064,000)          (710,000)
Proceeds from exercise of stock options.........................................    1,157,000             51,000            256,000
Change in revolving credit agreement............................................     (853,000)         5,655,000         (5,888,000)
Deferred financing costs........................................................            -           (365,000)          (239,000)
Proceeds from bank note.........................................................   29,000,000          2,500,000         32,174,000
Repayment of notes payable......................................................   (1,846,000)        (5,819,000)       (25,892,000)
Repayment of capital lease obligations..........................................     (746,000)          (511,000)          (201,000)
                                                                                -------------       ------------        -----------
Net cash provided by (used in) financing activities.............................   26,712,000         (1,553,000)        (1,556,000)
                                                                                -------------       ------------        -----------
Net (decrease) increase in cash.................................................     (873,000)           982,000         (2,261,000)
Cash at beginning of period.....................................................    2,921,000          2,048,000          3,030,000
                                                                                -------------       ------------        -----------
Cash at end of period...........................................................$   2,048,000       $  3,030,000        $   769,000
                                                                                =============       ============        ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 VDI MULTIMEDIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY:

         VDI MultiMedia ("VDI" or the "Company") provides video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, archive and distribute its clients' video content, including television programming, spot advertising and movie trailers. The Company provides worldwide electronic distribution, using fiber optics and satellites. The Company delivers commercials, movie trailers, electronic press kits, infomercials and syndicated programming, by both physical and electronic means, to thousands of broadcast outlets worldwide. The Company operates in one reportable segment.

         In February 1997, the Company completed the sale of a portion of its common shares in an initial public offering ("IPO"). Prior to the offering, the Company had elected S-Corporation status for federal and state income tax purposes. As a result of the offering, the S-Corporation status terminated. Thereafter, the Company has paid federal and state income taxes as a C-Corporation. In connection with the termination of S-Corporation status, the Company made a final $55,000 distribution to a shareholder in Fiscal 2000, which has been recorded as a reduction of retained earnings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

         Certain previously reported amounts have been restated to conform to classifications adopted in 2000.

ADJUSTMENTS TO PRIOR PERIOD FINANCIAL STATEMENTS

         During 2000, the Company restated financial results of 1998 and 1999 to reflect (i) expensing repairs and maintenance costs on equipment when incurred rather than capitalizing such costs and depreciating them over future periods;
(ii) depreciating leasehold improvements over the shorter of the estimated useful asset life or the remaining lease term rather than ten years; (iii) the retroactive write off of undepreciated leasehold improvements to correspond to certain lease termination dates; and (iv) accrual of legal costs incurred for a failed merger to the year in which the expenses were incurred; and (v) increase of tax provision for nondeductible items. The cumulative effect on retained earnings as of January 1, 1998 was a reduction of $290,000, net of tax, which related to the expensing of repairs and maintenance costs in 1997 rather than capitalizing and subsequently depreciating such costs. The adjustments to fiscal 1998 and 1999 are summarized as follows (in thousands):

                                                                                 DECREASE INCOME
                                                                                 ---------------
                                                                BEFORE TAX BENEFIT              AFTER TAX BENEFIT
                                                                ------------------              -----------------
ADJUSTMENTS TO PREVIOUSLY ISSUED                                FISCAL          FISCAL          FISCAL          FISCAL
   FINANCIAL STATEMENTS:                                        1998            1999            1998            1999
  ---------------------                                         ----            ----            ----            ----
To expense repairs and maintenance costs that were
     previously capitalized                                     $   448         $ 1,143         $  269          $    686
To depreciate leasehold improvements over the
     proper period and to write off any undepreciated
   amounts at the lease termination date                              -             221              -               133
To recognize merger expenses in the period incurred                   -             408              -               245
To revise the provision for income taxes                              -               -              -               180
                                                                -------         -------         -------          -------
Total                                                           $   448         $ 1,772         $   269          $ 1,244
                                                                =======         =======         =======          =======


(1)   Charged to cost of goods sold.
(2) Charged to cost of goods sold and selling, general and administrative expense.
(3)   Charged to selling, general and administrative expense.

These adjustments reduced net income and basic and diluted net income per share for such years as follows:

                                                1998                 1999
                                                ----                 ----
Previously reported net income              $ 5,310,000         $ 6,847,000
Adjustments                                    (269,000)         (1,244,000)
                                            -----------          -----------
As adjusted                                 $ 5,041,000         $ 5,603,000
                                            ===========         ===========
Basic earnings per share:
Previously reported                         $      0.55         $      0.73
Adjustments                                       (0.03)             ( 0.13)
                                            -----------         -----------
As adjusted                                 $      0.52         $      0.60
                                            ===========         ===========
Diluted earnings per share:
Previously reported                         $      0.54         $      0.71
Adjustments                                       (0.03)              (0.13)
                                            -----------         -----------
As adjusted                                 $      0.51         $      0.58
                                            ===========         ===========


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

CASH AND CASH EQUIVALENTS

         Cash equivalents represent highly liquid short-term investments with original maturities of less than three months.

REVENUES AND RECEIVABLES

         The Company records revenues when the services have been completed. Although sales and receivables are concentrated in the entertainment and advertising industries, credit risk due to financial insolvency is limited because of the financial stability of the customer base (i.e., large studios and advertising agencies). However, in 2000, the Company's evaluation of accounts receivable balances resulted in an increase in the reserve for doubtful accounts of approximately $2.2 million which was related primarily to smaller entities.

         Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The effect of applying this Staff Accounting Bulletin has been accounted for as a change in accounting principle, with a cumulative charge of $322,000, or $0.03 per share, net of tax benefit of $233,000. Previously, the Company had recognized revenues from certain post production services as work was performed. Under SAB 101, the Company now recognizes these revenues when all services have been completed. As a result of adopting SAB 101, revenues of $555,000 were recognized in the year ended December 31, 2000 which were also recognized in the year ended December 31, 1999.

         The table below sets forth pro forma net income and earnings per share data for the periods shown as if the change in accounting policy had been adopted at the beginning of each year. See Note 13 for information on quarterly data regarding the change in accounting policy.

                                                1998                 1999
                                                ----                 ----
Previously reported (A)                     $ 5,041,000         $ 5,603,000
Adjustment                                     (253,000)            (81,000)
                                            -----------         -----------
Pro forma                                   $ 4,788,000         $ 5,522,000
                                            ===========         ===========
Pro forma  earnings per share:
Basic -
Previously reported (A)                     $      0.52         $      0.60
Adjustment                                        (0.03)                  -
                                            -----------         -----------
Pro forma                                   $      0.49         $      0.60
                                            ===========         ===========
Diluted -
Previously reported (A)                     $      0.51         $      0.58
Adjustment                                        (0.03)              (0.01)
                                            -----------         -----------
Pro forma                                   $      0.48         $      0.57
                                            ===========         ===========


(A)   After retroactive adjustments described above.

INVENTORIES

         Inventories comprise raw materials, principally tape stock, and are stated at the lower of cost or market. Cost is determined using the average cost method.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term. The estimated useful life of property and equipment is seven years and leasehold improvements are ten years.

         Effective January 1, 1999, the Company changed its estimate of useful lives of property and equipment. During 1998 and prior, the Company depreciated property and equipment over five years. In 1999, the Company began depreciating its property and equipment over seven years. The Company believes that this change best reflects the future benefit of property and equipment. Had the Company not changed its estimate of useful lives, it would have resulted in approximately $1,400,000 of additional depreciation expense in 1999.

GOODWILL AND OTHER INTANGIBLES

         Goodwill is amortized on a straight-line basis over 20 years. Other intangibles consist primarily of covenants not to compete and are amortized on a straight-line basis over 3-5 years.

         The Company identifies and records impairment losses on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that such assets might be impaired. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the operating model or strategy and competitive forces.

         If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. To date, no such impairment has been recorded.

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

         The accrual method of accounting is used for the interest rate swap agreement entered into by the Company which converts the interest rate on $15 million of the Company's variable-rate debt to a fixed rate (see Note 6). Under the accrual method, each net payment or receipt due or owed under the derivative is recognized in income in the period to which the payment or receipt relates. Amounts to be paid/received under these agreements are recognized as an adjustment to interest expense. The related amounts payable to/receivable, if any, from the counter parties are included in other accrued liabilities. The estimated fair value of the interest rate swap agreement is a net payable of $309,000 at December 31, 2000.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but provides pro forma disclosures of net income and earnings per share using the fair value method defined by FAS
123. Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

EARNINGS PER SHARE

         The Company follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128") and related interpretations for reporting Earnings per Share. FAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The implementation of SFAS No. 130 did not have an impact on the Company's results of operations.

SUPPLEMENTAL CASH FLOW INFORMATION

         Selected cash payments and noncash activities were as follows:

                                                            1998            1999            2000
                                                            ----            ----            ----
Cash payments for income taxes                          $ 3,779,000     $  4,154,000    $  2,447,000
Cash payments for interest                                  997,000        2,151,000       2,920,000

Noncash investing and financing activities:
Capitalized lease obligations incurred                            -           57,000               -
Tax benefits related to stock options                       569,000                -         112,000

Detail of acquisitions:
Fair value of assets, net of cash acquired               14,031,000                -         147,000
Goodwill (1)                                             16,322,000        3,307,000       2,515,000
Liabilities (2)                                          (3,145,000)               -        (711,000)
                                                        -----------     ------------    ------------
Net cash paid for acquisitions                          $27,207,000     $  3,307,000    $  1,951,000
                                                        ===========     ============    ============

(1) Includes additional purchase price payments made to former owners in periods subsequent to various acquisitions of $1,157,000, $3,307,000 and $1,353,000 in 1998, 1999 and 2000, respectively.

(2) Includes common stock issued to sellers totaling $342,000 in 1998 and $350,000 in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of
Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company estimates that the effect of adopting FAS 133 on January 1, 2001 will be to record a net-of-tax cumulative-effect-type adjustment of $179,000 (loss) in earnings.

         In March 2000, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No.
25. FIN 44 clarifies the application of APB Opinion No. 25 ("APB 25") for (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a significant impact on the Company's financial position, results of operations or cash flows.

3. ACQUISITIONS

         On November 3, 2000, the Company acquired the assets and assumed certain liabilities of Creative Digital, Inc. ("Creative Digital"). The purchase price of the transaction was approximately $1,309,000. This amount included $500,000 paid in cash, $98,000 in estimated transaction costs and 75,675 shares of VDI common stock valued at $350,000. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of net assets of $147,000 and goodwill of $1,162,000. Creative Digital provides colorization, editing, and other post production services to major motion picture studios and television producers. The Company may also pay up to an additional $3,000,000 in earn-out payments if Creative Digital achieves certain performance goals through 2005. No earn-out amounts have been paid as of December 31, 2000.

         On November 9, 1998, the Company acquired substantially all of the assets of Dubs, Inc. ("Dubs"). Dubs provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios and independent production companies for both domestic and international use. As consideration, the Company paid Dubs $11,312,000, of which $10,437,000 was paid in 1998 and $875,000 was paid in 1999.

         On June 12, 1998, the Company acquired substantially all of the assets of All Post, Inc. ("All Post). All Post provides full service duplication, distribution, video content storage and ancillary services to major motion picture studios and independent production companies for both domestic and international use. As consideration, the Company paid All Post $13,000,000 in 1998.

         On June 9, 1998, the Company acquired all of the assets of the Dub House, Inc. ("Dub House"). The Dub House distributes broadcast media for advertising agencies, independent producers and other broadcast media providers. As consideration, the Company paid the owners of the Dub House $1,561,000 in 1998.

         On November 21, 1997, the Company acquired all of the outstanding shares of Fast Forward, Inc. ("Fast Forward"), a provider of video duplication and distribution services primarily to advertising agencies and post production companies. The purchase price consisted of $1,400,000 of cash, of which $1,150,000 was paid during 1998, 30,770 shares of common stock which were issued in December 31, 1997 and earn-out payments of up to $600,000 based upon Fast Forward attaining certain performance goals through December 2000. As of December 31, 2000, the Company has paid $405,000 in earn-out payments.

         In August 1997, the Company acquired all of the outstanding capital stock of Multi-Media Services, Inc. ("Multi-Media"). Multi-Media principally provides video duplication, distribution, and content storage to major advertising agencies. Through the acquisition of Multi-Media, the Company acquired facilities in Los Angeles, Chicago, New York and San Francisco. The purchase price paid by the Company for Multi-Media was $6,867,000 (including the immediate repayment of $1,545,000 of indebtedness). In addition, the Company may be required to pay, as an earn-out, up to an aggregate of $2,000,000, plus interest from the closing date, in the event that Multi-Media, as a separate subsidiary of the Company, achieves certain financial goals through December 2002. If Multi-Media fails to achieve the targeted results in any particular quarter, the related earn-out payment will be deferred up to two years until the results are achieved. No earn-out payments will be made after December 31, 2004. As of December 31, 2000, the Company has paid $639,000 in earn-out payments.

         On January 1, 1997, the Company acquired all of the assets and certain liabilities of Woodholly Productions ("Woodholly"). Woodholly provides full service video duplication, distribution, content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use. As consideration, the Company will pay the partners of Woodholly a maximum of $8,000,000, of which $4,000,000 was paid in January 1997. The remaining balance is subject to earn-out provisions that are predicated upon Woodholly attaining certain operating income goals, as set forth in the purchase agreement in each quarter through December 31, 2001. As of December 31, 2000, the Company has paid $2,877,000 in earn-out payments.

         The above acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill and will be amortized over the remaining useful life of the goodwill. As of December 31, 2000, based on prior performance of the applicable acquired entities, there can be no assurance that additional earn-out amounts will be paid. The consolidated financial statements reflect the operations of the acquired companies since their respective acquisition dates. Pro forma results of operations have not been presented for Creative Digital because the effect of this acquisition would not be significant.

         Goodwill and other intangibles, net consist of the following:

                                                         December 31,
                                                1999                      2000
                                                ----                      ----
Goodwill                                   $  28,394,000             $  30,889,000
Covenant not to compete                          942,000                   962,000
                                           -------------             -------------
                                           $  29,336,000             $  31,851,000
Less accumulated amortization                 (2,826,000)               (4,464,000)
                                           --------------            -------------
                                           $  26,510,000             $  27,387,000
                                           =============             =============

         Amortization expense totaled $954,000, $1,581,000 and $1,638,000 for the periods ended December 31, 1998, 1999 and 2000, respectively.

4.   PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                         DECEMBER 31,
                                                1999                      2000
                                                ----                      ----
                                           (as restated)

Machinery and equipment                   $  24,596,000              $  32,615,000
Leasehold improvements                        6,789,000                  7,304,000
Equipment under capital lease                 2,220,000                  2,220,000
Computer equipment                            1,920,000                  3,165,000
                                          -------------              -------------
                                             35,525,000                 45,304,000
Less accumulated depreciation and
amortization                                (15,961,000)               (20,068,000)
                                          -------------              -------------
                                          $  19,564,000              $  25,236,000
                                          =============              =============

         Depreciation expense totaled $3,772,000, $3,207,000 and $4,135,000 for the periods ended December 31, 1998, 1999 and 2000, respectively.

5.   REVOLVING CREDIT AGREEMENT:

         On December 31, 1999, the Company had a $6,000,000 revolving credit agreement with a bank. The outstanding borrowing on this line of credit was $5,888,000 at December 31, 1999. The Company repaid all amounts outstanding under the agreement in 2000.

6.   LONG TERM DEBT AND NOTES PAYABLE:

TERM LOANS

         In November 1998, the Company borrowed $29,000,000 on a term loan with a bank, payable in 60 monthly installments of $483,000 plus interest. The Company had $22,233,000 outstanding on this loan at December 31, 1999. The term loan was repaid in 2000 with the proceeds of a new borrowing arrangement with a group of banks. Deferred financing costs related to the term loan of approximately $232,000, net of tax benefit of $168,000, were concurrently written off and treated as an extraordinary item during Fiscal 2000.

         During 1999, the Company established a $2,500,000 note with the same bank. At December 31, 1999, the Company had $2,500,000 outstanding on this note. This note was repaid in 2000.

REVOLVING CREDIT

         In September 2000, the Company entered into a credit agreement ("Agreement") with a group of banks providing a revolving credit facility of up to $45,000,000. The purpose of the facility was to repay previously outstanding amounts under a prior agreement with a bank, fund working capital and capital expenditures and for general corporate purposes including up to $5,000,000 of stock repurchases under the Company's repurchase program. The Agreement provides for interest at the banks' reference rate, the federal funds effective rate plus 0.5%, or a LIBOR adjusted rate. Loans made under the Agreement are collateralized by substantially all of the Company's assets. The borrowing base under the Agreement is limited to 90% of eligible accounts receivable, 50% of inventory and 100% of operating machinery and equipment, which percentages decline after 2001 for receivables and equipment (as of December 31, 2000, the borrowing base was $30,965,000). The Agreement provides that the aggregate commitment will decline by $5,000,000 on each December 31 beginning in 2002 until expiration of the entire commitment on December 31, 2005.

         The Agreement also contains covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limits the amount of capital expenditures. At December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years' and 2000 results (see Note 2). The bank has waived compliance with the covenants and the Company has renegotiated the breached financial covenants.

INTEREST RATE SWAP

         The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notational amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50%, plus the applicable LIBOR margin, not to exceed 2.75%. The financial impact of the interest rate swap agreement in 2000 was immaterial.

EQUIPMENT FINANCING AND CAPITAL LEASES

         The Company has financed the purchase of certain equipment through the issuance of notes payable and under capital leasing arrangements. The notes bear interest at rates ranging from 6.10% to 18.35%. Such obligations are payable in monthly installments through November 2002.

         Annual maturities for debt, under both the Agreement and capital lease obligations as of December 31, 2000, are as follows:


        2001................................ $     54,000
        2002................................       30,000
        2003................................            -
        2004................................    1,024,000
        2005................................   30,000,000
                                             ------------
                                             $ 31,108,000
                                             ============


7.   INCOME TAXES:

         The Company's provision for income taxes for the three years ended December 31, 2000 consists of the following:

                                                          Year Ended December 31,
                                                --------------------------------------------
                                                    1998            1999            2000
                                                    ----            ----            ----
                                                (as restated)   (as restated)
Current tax expense:
Federal.................................        $  3,025,000    $  3,201,000    $    683,000
State...................................             849,000         969,000         254,000
                                                ------------    ------------    ------------
Total current...........................           3,874,000       4,170,000         937,000

Deferred tax (benefit) expense:
Federal.................................            (278,000)        107,000         416,000
State...................................             (19,000)         63,000          60,000
                                                ------------    ------------    ------------
Total deferred..........................            (297,000)        170,000         476,000
                                                ------------    ------------    ------------
Total provision for income taxes........        $  3,577,000    $  4,340,000    $  1,413,000
                                                ============    ============    ============

         The following is a reconciliation of the components of the provision for income taxes for Fiscal 2000:


Provision for income taxes per the income statement             $  1,814,000
Extraordinary item tax benefit                                      (168,000)
Cumulative effect tax benefit of adopting SAB 101                   (233,000)
                                                                ------------
Total provision for income taxes                                $  1,413,000
                                                                ============

         The composition of the deferred tax assets (liabilities) at December 31, 1999 and December 31, 2000 are listed below.

                                                            1999            2000
                                                            ----            ----
                                                        (as restated)

Accrued liabilities...............................      $    811,000    $    617,000
Allowance for doubtful accounts...................           416,000         631,000
Other.............................................            32,000         326,000
                                                        ------------    ------------
Total current deferred tax assets.................         1,259,000       1,574,000
                                                        ------------    ------------
Property and equipment............................         (327,000)      (2,212,000)
Non deductible goodwill and other intangibles ....         (162,000)        (138,000)
Other.............................................                -           79,000
                                                        -----------     ------------
Total non-current deferred tax liabilities........         (489,000)      (2,271,000
                                                        -----------     ------------
Net deferred tax asset (liability)................      $   770,000     $   (697,000)
                                                        ===========     ============

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

                                                            1999            2000
                                                            ----            ----
Federal tax computed at statutory rate............           34%             34%
State taxes, net of federal benefit...............            6%              6%
Non-deductible goodwill...........................            1%              5%
Other.............................................            3%              1%
                                                            ----            ----
                                                             44%             46%
                                                            ====            ====

8. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

         The Company leases office and production facilities in California, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these noncancellable operating leases as of December 31, 2000 are as follows:


        2001........................... $  3,035,000
        2002...........................    2,984,000
        2003...........................    2,586,000
        2004...........................    2,188,000
        2005...........................    1,600,000
        Thereafter.....................    3,262,000
                                        ------------
                                        $ 15,655,000

         Total rental expense was approximately $2,460,000, $3,251,000 and $3,206,000 for the three years in the period ended December 31, 2000, respectively.

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

         The funds for the stock repurchases were provided by an amendment to the Company's existing credit agreement with a bank. There is no assurance that the Company will repurchase the entire $4,000,000 of common stock. During 1999 and 2000, the Company repurchased $3,064,000 and $710,000 of common stock, respectively.

10.  STOCK INCENTIVE PLAN:

         In May 1996, the Board of Directors, approved the 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. In July 1999, the Company's shareholders approved an amendment to the 1996 Plan increasing the number of shares reserved for grant to 2,000,000 and providing for automatic increases of 300,000 shares on each August 1 thereafter to a maximum of 4,000,000 shares. As of December 31, 2000, there were 1,940,000 options outstanding under the 1996 Plan and 440,000 options were available for grant.

         In December 2000, the Company's Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the "2000 Plan") providing for the award of options to purchase up to 2,000,000 shares of common stock. Options may be granted under the 2000 Plan solely to attract people who have not previously been employed by the Company as a substantial inducement to join the Company. As of December 31, 2000, there were 957,000 options outstanding under the plan and 1,043,000 options were available for grant.

         Under both plans, the stock option price per share for options granted is determined by the Board of Directors and is based on the market price of the Company's common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Board, except that no option can be exercised later than ten years from the date it was granted. The stock options generally vest over one to five years and for some options, earlier if the market price of the Company's common stock exceeds certain levels.

         In accounting for its plans, the Company, in accordance with the provisions of FAS 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans since the exercise price of the options granted equals the fair value of the stock on the date of grant. Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under FAS 123, the Company's net income and earning per share would have been reduced to the pro forma amounts indicated below:


                                                    1998            1999            2000
                                                    ----            ----            ----
Net income:
As reported..................................   $ 5,041,000     $ 5,603,000     $ 1,696,000
Pro forma....................................     4,888,000       4,993,000         731,000
Earnings per share:
As reported:
Basic........................................          0.52            0.60            0.18
Diluted......................................          0.51            0.58            0.18
Pro forma:
Basic........................................          0.50            0.54            0.08
Diluted......................................          0.50            0.52            0.08

         The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 2000, respectively: expected volatility of 63% and 70% and risk-free interest rates of 5.28% and 5.59%. A dividend yield of 0% and expected life of five years was assumed for 1999 and 2000 grants. The weighted average fair value of options granted in 1999 and 2000 were $4.37 and $2.35, respectively. No options were granted during 1998.

         Transactions involving stock options are summarized as follows:

                                                          NUMBER      WEIGHTED AVERAGE
                                                        OUTSTANDING     EXERCISE PRICE
                                                        -----------     --------------
Balance at December 31, 1997........................       337,660      $   7.12

Exercised during 1998...............................      (165,324)         7.00
Cancelled during 1998...............................       (13,105)         7.00
                                                         ---------      --------
Balance at December 31, 1998........................       159,231      $   7.24
                                                         ---------      --------
Granted during 1999.................................     1,295,437          7.51
Exercised during 1999...............................        (7,303)         7.00
Cancelled during 1999...............................      ( 39,044)         7.00
                                                        ----------      --------
Balance at December 31, 1999........................     1,408,321      $   7.50
                                                        ----------      --------
Granted during 2000.................................     1,779,100          3.76
Exercised during 2000...............................       (47,698)         5.37
Cancelled during 2000...............................      (242,716)         6.12
                                                        ----------      --------
Balance at December 31, 2000........................     2,897,007      $   5.43
                                                        ==========      ========

         The Company granted 212,500 stock options to consultants in Fiscal 2000, of which 100,000 were vested as of December 31, 2000. The fair value of the vested options estimated at the grant date using the Black-Scholes option pricing model following the assumptions mentioned above was $329,000. During Fiscal 2000, $151,000 was attributable to services related to the revolving credit agreement, accordingly, such amount was capitalized as a deferred financing cost to be amortized over the five-year life of a new credit agreement (see Note 6), and $178,000 was expensed as a consulting cost.

         Additional information with respect to the outstanding options as of December 31, 2000 is as follows (shares in thousands):

                                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                        -------------------------------------------------------   ---------------------------

                                               AVERAGE
    OPTION EXERCISE                           REMAINING        WEIGHTED AVERAGE    NUMBER OF       AVERAGE
     PRICE RANGE        NUMBER OF SHARES   CONTRACTUAL LIFE     EXERCISE PRICE      SHARES      EXERCISE PRICE
     -----------        ----------------   ----------------     --------------      ------      --------------
   $ 3.75 to 5.38            2,167              9.4                $  3.93            250          $  4.24
     7.00 to 10.00             543              8.1                   8.38            235             8.10
    10.75  to 15.00            187              8.3                  14.48             69            14.13
                             -----                                                    ---
                             2,897                                                    554
                             =====                                                    ===

11.  SALES TO MAJOR CUSTOMER:

         Sales to a single customer were $7,824,000 in 1998. No sales to a single customer were more than ten percent of sales for 1999 and 2000.

12.      NOTES RECEIVABLE FROM OFFICERS:

         At December 31, 2000, the Company had a loan outstanding to its Chief Executive Officer totaling $850,000, including accrued interest of $30,000. The loan is collateralized by a trust deed and bears interest at a rate of 6.19%. The loan is due on or before August 20, 2001.

         At December 31, 2000, the Company also had a $151,000 loan outstanding to one of its Division Presidents, including accrued interest of $1,000. This loan is collateralized by 75,675 shares of the Company's common stock owned by the Division President and bears interest at a rate of 7%. The loan is due on or before November 15, 2002.

13.  SUPPLEMENTAL DATA (UNAUDITED)

         The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2000 (in thousands except per share data). The amounts have been restated from amounts previously reported, as indicated. A reconciliation from amounts previously reported appears at the end of each table.

                                                                                2000
                                                                            QUARTER ENDED
                                                        MARCH 31        JUNE 30         SEPT 30         DEC 31
                                                        --------        -------         -------         ------
                                                      (as restated)   (as restated)   (as restated)
Revenues...........................................     $  19,090       $  18,480       $  18,121       $  19,150
Gross Profit (1)...................................         8,205           7,159           6,708           6,875
Income before extraordinary item and
adoption of SAB 101................................         1,287             786             812            (635)
Extraordinary item, net of $168 tax benefit (2) ...             -               -            (232)              -
Cumulative effect of adopting SAB 101 (3)..........          (322)              -               -               -
                                                        ---------       ---------       ---------       ---------
Net income (loss)..................................     $     965       $     786       $     580       $    (635)
                                                        =========       =========       =========       =========
EARNINGS PER SHARE:
Basic -
Income per share before extraordinary item
and adoption of SAB 101............................     $    0.14       $    0.09       $    0.09       $   (0.07)
Extraordinary item (2).............................             -               -           (0.03)              -
Cumulative effect of adopting SAB 101 (3)..........         (0.04)              -               -               -
                                                        ---------       ---------       ---------       ---------
Net income (loss)..................................     $    0.10       $    0.09       $    0.06       $   (0.07)
                                                        =========       =========       =========       =========
Diluted -
Income per share before extraordinary item
and adoption of SAB 101............................     $    0.13       $    0.08       $    0.09       $   (0.07)
Extraordinary item (2).............................             -               -           (0.03)              -
Cumulative effect of adopting SAB 101 (3)..........         (0.03)              -               -               -
                                                        ---------       ---------       ---------       ---------
Net income (loss)..................................     $    0.10       $    0.08       $    0.06       $   (0.07)
                                                        =========       =========       =========       =========

Reconciliation from net income amounts previously reported:

                                                                                        EFFECT OF
                                                      AS PREVIOUSLY                     ADOPTING
                                                        REPORTED      ADJUSTMENTS (1)   SAB 101 (3)    AS RESTATED
                                                        --------      ---------------   -----------    -----------
Quarter ended March 31, 2000:
Revenues........................................        $  19,181       $       -       $     (91)      $  19,090
Gross profit....................................            8,349             (53)(5)         (91)          8,205
Income before adoption of SAB 101...............            1,140             200 (6)         (53)(7)       1,287
Cumulative effect of adopting SAB 101 (3).......                -               -            (322)           (322)
Net income......................................        $   1,140       $     200       $    (375)      $    (965)
                                                        =========       =========       =========       =========
Earnings per share
Basic -
Income per share before
adoption of SAB 101.............................        $    0.12       $    0.02       $       -       $    0.14
Cumulative effect of adopting SAB 101 (3).......                -               -           (0.04)          (0.04)
                                                        ---------       ---------       ---------       ---------
Net income......................................        $    0.12       $    0.02       $   (0.04)      $    0.10
                                                        =========       =========       =========       =========
Diluted -
Income per share before
adoption of SAB 101.............................        $    0.12       $    0.02       $    (0.01)     $    0.13
Cumulative effect of adopting SAB 101 (3).......                -               -            (0.03)         (0.03)
                                                        ---------       ---------       ----------      ---------
Net income......................................        $    0.12       $    0.02       $    (0.04)     $    0.10
                                                        =========       =========       ==========      =========
Quarter ended June 30, 2000
Revenues........................................        $  18,430       $       -       $       50      $  18,480
Gross profit....................................            7,631            (522)(5)           50          7,159
Net income......................................        $   1,063       $    (306)      $       29      $     786
                                                        =========       =========       ==========      =========
Earnings per share
Basic...........................................        $    0.12       $   (0.03)      $        -      $    0.09
Diluted.........................................        $    0.11       $   (0.03)      $        -      $    0.08
                                                        =========       =========       ==========      =========
Quarter ended September 30, 2000
Revenues........................................        $  18,004       $       -       $      117      $  18,121
Gross profit....................................            7,022            (431)(5)          117          6,708
Income before extraordinary item................              771             (76)             117            812
Extraordinary item, net of $168 tax benefit (2).                -            (232)               -           (232)
Net income......................................        $     771       $    (259)      $       68      $     580
                                                        =========       =========       ==========      =========
Earnings per share
Basic -
Income per share before extraordinary item......        $    0.08       $       -       $     0.01      $    0.09
Extraordinary item (2)..........................                -           (0.03)               -          (0.03)
                                                        ---------       ---------       ----------      ---------
Net income......................................        $    0.08       $   (0.03)      $     0.01      $    0.06
                                                        =========       =========       ==========      =========
Diluted -
Income per share before extraordinary item......        $    0.08       $       -       $     0.01      $    0.09
Extraordinary item (2)..........................                -           (0.03)               -          (0.03)
                                                        ---------       ---------       ----------      ---------
Net income......................................        $    0.08       $   (0.03)      $     0.01      $    0.06
                                                        =========       =========       ==========      =========

                                                                         1999
                                                                         ----
                                                                     QUARTER ENDED
                                                                     -------------                            YEAR ENDED
                                                MARCH 31        JUNE 30         SEPT 30         DEC 31          DEC 31
                                                 --------        -------         -------         ------          ------
                                               (as restated)   (as restated)   (as restated)   (as restated)   (as restated)

Revenues..................................      $  19,784       $  18,657       $  20,366       $  19,441       $  78,248
Gross Profit..............................          7,778           7,669           7,454           7,662          30,563
Net income................................          1,294           1,609           1,495           1,205           5,603

Earnings per share:
Basic.....................................           0.13            0.17            0.16            0.13            0.60
Diluted...................................           0.13            0.17            0.16            0.12            0.58

Reconciliation from net income
amounts previously reported:
Previously reported.......................      $   1,595       $    1,832      $   1,852       $   1,568       $   6,847
Adjustments (1)...........................           (301)            (222)          (357)           (363)         (1,244)
                                                ---------       ----------      ---------       ---------       ---------
As adjusted...............................          1,294            1,609          1,495           1,205           5,603
Adjustment to earnings per share..........          (0.03)           (0.04)         (0.04)          (0.13)          (0.03)

----------------------------

(1) Adjustments to previously issued financial statements reflect (i) expensing repairs and maintenance costs on operating equipment when incurred rather than capitalizing such costs and depreciating them over future periods; (ii) depreciating leasehold improvements over the shorter of the estimated useful asset life or the remaining lease term rather than ten years; (iii) the retroactive write off of leasehold improvements to correspond to certain lease termination dates; (iv) with respect to the quarters ended December 31, 1999 and March 31, 2000, accrual of legal costs incurred for a failed merger to the quarter in which the expenses were incurred; and (v) increase of tax provision for non-deductible items throughout all four quarters in 1999.

(2) Amount represents the write off of deferred financing costs, net of tax benefit, related to a bank credit agreement which was terminated in Fiscal 2000.

(3) Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The amount represents the cumulative effect, net of tax, on January 1, 2000 retained earnings as if SAB 101 had been adopted prior to Fiscal 2000. The pro forma effect on Fiscal 1999 of adopting SAB 101 would have been to reduce net income by approximately $81,000, or $0.00 per basic $0.01 per diluted share. The pro forma impact of adopting SAB 101 on the fourth quarter of 1999 would have been to reduce net income by $122,000, or $0.01 per basic and diluted share.

(4) In the fourth quarter of Fiscal 2000, the Company recorded additional bad debt expense of approximately $1,500,000 for certain accounts receivable balances which were previously considered to be collectable.

(5) The principal component of the adjustments to gross profit was to expense repairs and maintenance costs on operating equipment when incurred rather than capitalizing such costs and depreciating them over future periods. Such amounts were immaterial for the quarter ended March 31, $431 for the quarter ended June 30 and $370 for the quarter ended September 30.

(6) Consists primarily of a $237 reduction of legal costs incurred for a failed merger, net of tax benefit.

(7) Includes $53 for the effect on the quarter of adopting SAB 101 and $322 cumulative effect of SAB 101 had it been adopted prior to January 1, 2000.

To the Board of Directors
and Shareholders of VDI Multimedia



Our audits of the consolidated financial statements referred to in our report dated March 30, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Century City, California
March 30, 2001






                                 VDI MULTIMEDIA
                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT      CHARGED TO                                     BALANCE AT
                                       BEGINNING OF     COSTS AND                      DEDUCTIONS/       END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS           PERIOD         EXPENSES        OTHER         WRITE-OFFS        PERIOD
-------------------------------           ------         --------        -----         ----------        ------
Year ended December 31, 2000            $ 971,000       $ 2,195,000     $  --          $(1,693,000)    $ 1,473,000

Year ended December 31, 1999              878,000           790,000        --             (697,000)        971,000

Year ended December 31, 1998              607,000            51,000       220,000(1)        --             878,000


(1) Amount reflects purchase price adjustments associated with an acquired company.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Election of Directors," "Management" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 8, 2001 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information under the caption "Management" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Documents Filed as Part of this Report:

         1,2.     Financial Statements and Schedules.

                  The financial statements and schedules of the Company are set forth in the "Index to Financial Statements and Financial Statement Schedules" on page 15.

   (3)   EXHIBIT
         NUMBER                      DESCRIPTION

         3.1    Restated Articles of Incorporation of the Company . (3)

         3.2    By-laws of the Company. (3)

         10.1 Agreement and Plan of Merger, dated as of December 24, 1999, among VDI MultiMedia, VDI MultiMedia, Inc. and VMM Merger Corp.
                (1)

         10.2 Shareholders Agreement, dated as of December 24, 1999, among VMM Merger Corp., R. Luke Stefanko and Julia Stefanko. (2)

         10.3   1996 Stock Incentive Plan of the Company. (3)

         10.4   2000 Stock Incentive Plan of the Company.

         10.5   Employment Agreement between the Company and Luke Stefanko. (3)

         10.6 Business Loan Agreement (Revolving Credit) between the Company and Union Bank dated July 1, 1995, as amended on April 1, 1996, and June 1996. (3)

         10.7 Joint Operating Agreement effective as of March 1, 1994, between the Company and Vyvx, Inc. (3)

         10.8 Lease Agreement between the Company and 6920 Sunset Boulevard Associates dated May 17, 1994 (Hollywood facility) . (3)

         10.9   Lease   Agreement   between  the   Company  and  3767   Overland
                Associates,   Ltd.  dated  April  25,  1996  (West  Los  Angeles
                facility). (3)

         10.10 Asset Purchase Agreement, dated as of December 28, 1996 by and among VDI Media, Woodholly Productions, Yvonne Parker, Rodger Parker, Jim Watt and Kim Watt. (3)

         10.11 Asset Purchase Agreement, dated as of June 12, 1998 by and between VDI Media and All Post, Inc. (4)

         10.12 Asset Purchase Agreement, dated as of November 9, 1998 by and among VDI Media, Dubs Incorporated, Vincent Lyons and Barbara Lyons. (5)

         10.13 Second Amended and Restated Credit Agreement dated September 28, 2000 between the Company and Union Bank of California, N.A. (6)

         10.14 Secured Promissory Note dated December 28, 2000 between R. Luke Stefanko and the Company.

         10.15 Employment Agreement dated November 3, 2000 between the Company and Alan R. Steel.

         10.16 Employment Agreement dated January 20, 2000 between the Company and Neil Nguyen.

         10.17 Asset Purchase Agreement dated November 3, 2000 by and among the Company, Creative Digital, Inc. and Larry Hester.

         10.18 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated March 30, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders.

         21.1   Subsidiaries of the registrant.

         23.1   Consent of Independent Accountants.

          -------------------------------------

         (1) Filed with the Securities and Exchange Commission ("SEC") on January 11, 2000 as an exhibit to the Company's Form 8-K and incorporated herein by reference.

         (2) Filed with the SEC on January 3, 2000 at part of the Schedule 13D of VMM Corp, Bain Capital Fund VI, L.P., Bain Capital Partners VI, L.P. and Bain Capital Investors VI, Inc. and incorporated herein by reference.

         (3) Filed with the SEC as an exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on May 17, 1996 or as an exhibit to Amendment No. 1 to the Form S-1 filed with the SEC on December 31, 1996 and incorporated herein by reference.

         (4) Filed with the SEC on June 29, 1998 as an exhibit to the Company's Form 8-K and incorporated herein by reference (5) Filed with SEC on December 2, 1998 as an exhibit to the Company's Form 8-K and incorporated herein by reference. (6) Filed with the SEC on November 14, 2000 as an exhibit to the Company's Form 10-Q and incorporated herein by reference.

                (b)    Reports on 8-K:

                No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2001

                                                     VDI MULTIMEDIA

                            By: /s/ R. Luke Stefanko
                            ------------------------
                                R. Luke Stefanko
                                Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ R. Luke Stefanko
         --------------------
         R. Luke Stefanko                            Chairman of the Board and                            March 27, 2001
                                                     Chief Executive Officer
                                                      (Principal Executive Officer)

         /s/ Alan R. Steel
         -----------------
         Alan R. Steel                               Executive Vice President,                            March 30, 2001
                                                      Finance and Administration

         /s/ Clark W. Brewer
         -------------------
         Clarke W. Brewer                            Chief Financial Officer and Treasurer                March 22, 2001
                                                     (Principal Accounting and Financial Officer)

         /s/  Robert A. Baker
         --------------------
         Robert A. Baker                             Director                                             March 12, 2001

         /s/  Haig S. Bagerdjian
         -----------------------
         Haig S. Bagerdjian                          Director                                             March 29, 2001


         /s/  Greggory J. Hutchins
         -------------------------
         Greggory J. Hutchins                        Director                                             March 12, 2001

         /s/  Robert M. Loeffler
         -----------------------
         Robert M. Loeffler                          Director                                             March 12, 2001


                                       40