Form 10-Q/A
period 2000-03-31
VDI MULTIMEDIA
filed 2001-05-11
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-Q/A


             (Mark One)

             X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act - of 1934.

             For the quarterly period ended March 31, 2000 or

             Transition  report  pursuant  to  Section  13 or  15(d)  of  the
             ---   Securities Exchange Act of 1934.

                        For the transition period from to
                               ------------------

                         Commission file number 0-21917
                                  -------------

                                 VDI MultiMedia
              ---------------------------------------------------
                     (Exact Name of Registrant as Specified)

                                   California
              -----------------------------------------------------
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   95-4272619
                     -------------------------------------
                   (IRS Employer Identification Number)

                                   California
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   95-4272619
                      (IRS Employer Identification Number)

            7083 Hollywood Boulevard, Suite 200, Hollywood, CA 90028
               (Address of principal executive offices) (Zip Code)

                                 (323) 957-7990
                     -------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                     -------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X     No ____
                 --------


 As of April 20, 2001, there were 9,046,004 shares of the registrant's common stock outstanding.

 VDI MultiMedia is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending March 31, 2000 in order to reflect and describe the restatement of its financial statements and the adoption of SAB 101 as of and for the three-month periods ended March 31, 2000 and March 31, 1999 and as of the fiscal year ended December 31, 1999. See Notes 2 and 3.

                                 VDI MULTIMEDIA
                           CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                                                       DECEMBER 31,             MARCH 31,
                                                                          1999                   2000
                                                                          ----                   ----
                                                                      (as restated)          (as restated)
Current assets:
Cash and cash equivalents                                            $   3,030,000           $     403,000
Accounts receivable, net of allowances for doubtful
   accounts of $971,000 and $1,101,000, respectively                    19,836,000              19,911,000
Inventories                                                              1,122,000               1,027,000
Prepaid expenses and other current assets                                  948,000               1,624,000
Deferred income taxes                                                    1,259,000                 908,000
                                                                     -------------           -------------
     Total current assets                                               26,195,000              23,873,000

Property and equipment, net                                             19,564,000              20,855,000
Other assets, net                                                          662,000                 648,000
Goodwill and other intangibles, net                                     26,510,000              26,385,000
                                                                     -------------           -------------
Total assets                                                         $  72,931,000           $  71,761,000
                                                                     =============           =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                     $   6,998,000           $   6,165,000
Accrued expenses                                                         2,989,000               3,521,000
Income taxes payable                                                       599,000                  79,000
Borrowings under revolving credit agreement                              5,888,000               5,888,000
Current portion of notes payable                                         8,309,000               8,300,000
Current portion of capital lease obligations                               217,000                 180,000
                                                                     -------------           -------------
Total current liabilities                                               25,000,000              24,133,000
                                                                     -------------           -------------

Deferred income taxes                                                      489,000                 531,000
Notes payable, less current portion                                     16,433,000              14,983,000
Capital lease obligations, less current portion                             68,000                  44,000

Shareholders' equity

Preferred stock - no par value; 5,000,000 authorized;
   none outstanding Common stock - no par value;
   50,000,000 authorized; 9,210,697 and 9,238,361 shares,
   respectively, issued and outstanding                                 17,935,000              18,100,000

Retained earnings                                                       13,006,000              13,970,000
                                                                      ------------           -------------
Total shareholders' equity                                              30,941,000              32,070,000
                                                                      ------------           -------------
Total liabilities and shareholders' equity                            $ 72,931,000           $  71,761,000
                                                                      ============           =============

          See accompanying notes to consolidated financial statements.

                                 VDI MULTIMEDIA
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                1999              2000
                                                                ----              ----
                                                            (as restated)     (as restated)

Revenues                                                     $ 19,784,000     $ 19,090,000
Cost of goods sold                                             12,006,000       10,885,000
                                                             ------------     ------------
Gross profit                                                    7,778,000        8,205,000
Selling, general and administrative expense                     4,981,000        5,335,000
                                                             ------------     ------------
Operating income                                                2,797,000        2,870,000
Interest expense, net                                             501,000          685,000
                                                             ------------     ------------
Income before income taxes                                      2,296,000        2,185,000
Provision for income taxes                                      1,002,000          898,000
                                                             ------------     ------------
Income before adoption of SAB 101 (Note 3)                      1,294,000        1,287,000
Cumulative effect of adopting SAB 101 (Note 3)                          -         (322,000)
                                                             ------------     ------------
Net income                                                   $  1,294,000     $    965,000
                                                             ============     ============
Earnings per share:
Basic:
Income per share before adoption of SAB 101                  $       0.13     $       0.14
Cumulative effect of adopting SAB 101                                   -            (0.04)
                                                             ------------     ------------
Net income                                                   $       0.13     $       0.10
                                                             ============     ============
Weighted average number of shares                               9,664,531        9,214,808
Diluted:
Income per share before adoption of SAB 101                  $       0.13     $       0.13
Cumulative effect of adopting SAB 101                                   -            (0.03)
                                                             ------------     ------------
Net income                                                   $       0.13     $       0.10
                                                             ============     ============
Weighted average number of shares including
  the dilutive effect of stock options                          9,729,973        9,848,996


          See accompanying notes to consolidated financial statements.

                                 VDI MULTIMEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                     THREE MONTHS ENDED MARCH 31,
                                                      1999                 2000
                                                      ----                 ----
                                                   (as restated)       (as restated)
Cash flows from operating activities:
Net income                                         $    1,294,000      $     965,000
Adjustments to reconcile net income
   to net cash provided by operating activities:
Depreciation and amortization                           1,165,000          1,311,000
Provision for doubtful accounts                           324,000            144,000
Deferred income taxes                                     241,000            392,000
Cumulative effect of adopting SAB 101                     322,000                  -

Changes in assets and liabilities:
Increase in accounts receivable                        (1,227,000)          (219,000)
(Increase) decrease in inventories                        (92,000)            95,000
Decrease (increase) in prepaid expenses and
   other current assets                                     2,000           (676,000)
(Increase) decrease in other assets                        (2,000)            14,000
Decrease in accounts payable.                            (723,000)          (833,000)
Increase in accrued expenses                              517,000            532,000
Decrease in income taxes payable                         (448,000)          (842,000)
                                                   --------------      -------------
Net cash provided by operating activities               1,051,000          1,205,000
                                                   --------------      -------------
Cash used in investing activities:
Capital expenditures                                  (1,958,000)         (2,178,000)
Net cash paid for acquisitions                          (479,000)           (299,000)
                                                   -------------       -------------
Net cash used in investing activities                 (2,437,000)         (2,477,000)
                                                   -------------       --------------
Cash flows from financing activities:
Change in revolving credit agreement                   5,505,000                   -
Repurchase of common stock                            (2,293,000)                  -
Proceeds from exercise of stock options                        -             165,000
Deferred financing costs                                (258,000)                  -
Repayment of notes payable                            (1,469,000)         (1,459,000)
Repayment of capital lease obligations                  (163,000)            (61,000)
                                                   -------------
Net cash provided by (used in)
financing activities                                   1,322,000          (1,355,000)
                                                   -------------       -------------
Net decrease in cash                                     (64,000)         (2,627,000)
Cash at beginning of period                            2,048,000           3,030,000
                                                   -------------       -------------
Cash at end of period                              $   1,984,000       $     403,000
                                                   =============       =============
Supplemental disclosure of cash
   flow information - Cash paid for:
Interest                                           $     504,000       $     685,000
                                                   =============       =============
Income tax                                         $   1,210,000       $     820,000
                                                   =============       =============

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

        The Company provides physical and electronic delivery of commercials, movie trailers, electronic press kits, infomercials and syndicated programming to thousands of broadcast outlets worldwide. The Company operates in one reportable segment. The Company provides worldwide electronic distribution, using fiber optics and satellites. Additionally, the Company provides a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services and video encoding for air play verification purposes. The Company also provides its customers value-added post production, editing and digital media services.

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

        The accompanying restated unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2000.

NOTE 2 - ADJUSTMENTS TO PRIOR PERIOD FINANCIAL STATEMENTS

        During 2000, the Company restated financial results of 1999 and 2000 to reflect (i) expensing repairs and maintenance costs on equipment when incurred rather than capitalizing such costs and depreciating them over future periods;
(ii) depreciating leasehold improvements over the shorter of the estimated useful asset life or the remaining lease term rather than ten years; (iii) the retroactive write off of undepreciated leasehold improvements to correspond to certain lease termination dates; (iv) accrual of legal costs incurred for a failed merger in the period in which the expenses were incurred; (v) reflecting unrecorded invoices; and (vi) increase of tax provision for nondeductible items and taxes related to the above items. In addition, the schedule reflects the adoption of SAB 101 (see Note 3). These adjustments for the periods ended March 31, 1999 and 2000 are summarized as follows:

                                                            (INCREASE) DECREASE INCOME
                                                               1999           2000
                                                               ----           ----
ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL
   STATEMENTS:
To expense repairs and maintenance costs that were
   previously capitalized (1)                             $     395,000    $     (5,000)
To depreciate leasehold improvements over the
   proper period and to write off any undepreciated
   amounts at the lease termination date (2)                    11,000           19,000
To recognize merger expenses in the period incurred (3)              -         (408,000)
To reflect unrecorded invoices (1)                                   -           49,000
To revise tax provision for nondeductible items and
   taxes related to above adjustments                         (105,000)         145,000
                                                         -------------     ------------
       Subtotal                                                301,000         (200,000)
                                                         -------------     ------------
Cumulative impact of adopting SAB 101 (4)                            -          647,000
   Tax effect of adopting SAB 101                                    -         (272,000)
                                                         -------------     ------------
       Subtotal                                                      -          375,000
                                                         -------------     ------------
Total                                                    $     301,000     $    175,000
                                                         =============     ============

REDUCTION IN PREVIOUSLY REPORTED NET INCOME AFTER TAX
   BENEFIT, AND EARNINGS PER SHARE:
Reduction in net income:
   Adjustments                                           $     301,000     $   (200,000)
   SAB 101                                                           -          375,000
                                                         -------------     ------------
   Total                                                 $     301,000     $    175,000
                                                         =============     ============
Basic earnings per share:
   Adjustments                                           $        0.03     $      (0.02)
   SAB 101                                                           -             0.04
                                                         -------------     ------------
   Total                                                 $        0.03     $       0.02
                                                         =============     ============
Diluted earnings per share:
   Adjustments                                           $        0.03     $      (0.02)
   SAB 101                                                           -             0.04
                                                         -------------     ------------
   Total                                                 $        0.03     $       0.02
                                                         =============     ============

    (1) Charged to cost of goods sold
    (2) Charged to cost of goods sold and selling, general and administrative expense
    (3) Credited to selling, general and administrative expense
    (4) Charged to revenues


NOTE 3 - ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The effect of applying this Staff Accounting Bulletin has been accounted for as a change in accounting principle, with a cumulative charge of $322,000, or $0.03 per share, being recorded on that date. Previously, the Company had recognized revenues from certain post production services as work was performed. Under SAB 101, the Company now recognizes these revenues when all services have been completed. As a result of adopting SAB 101, revenue recognized in the three months ended March 31, 2000, which was included in the cumulative effect adjustment, was $555,000.

        The table below sets forth pro forma net income and earnings per share data for the three month period ended March 31, 1999 as if the change in accounting policy had been adopted at the beginning of such period.


Previously reported (A)                 $ 1,294,000
Adjustment                                  (46,000)
                                        -----------
Pro forma                               $ 1,248,000
                                        ===========
Adjustment to earnings per share:
Basic -
Previously reported (A)                 $      0.13
Adjustment                                       -
                                        -----------
Pro forma                               $      0.13
                                        ===========
Diluted -
Previously reported (A)                 $      0.13
Adjustment                                        -
                                        -----------
Pro forma                               $      0.13
                                        -----------

(A) After retroactive adjustments described above.


NOTE 4 - STOCK REPURCHASE

        In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. As of November 10, 2000, the Company had repurchased 638,500 shares of the Company's common stock in connection with this program.

NOTE 5 - LONG TERM DEBT AND NOTES PAYABLE

        In November 1998, the Company borrowed $29,000,000 on a term loan with a bank, payable in 60 monthly installments of $483,000 plus interest. The term loan was repaid in 2000 with the proceeds of a new borrowing arrangement with a group of banks.

NOTE 6 - SUBSEQUENT EVENTS

STOCK REPURCHASE

        In September 2000, the board of directors authorized the Company to allocate an additional $5,000,000 to purchase its common stock.

LONG TERM DEBT AND NOTES PAYABLE

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

        The Agreement also contains covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limits the amount of capital expenditures. By December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years' and 2000 results (see Note 2). The bank has waived compliance with the covenants and the Company has renegotiated the breached financial covenants.

                                 VDI MULTIMEDIA
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based on restated financial statements appearing in this Form 10-Q. Reference is made to Note 2 of notes to consolidated financial statements for an itemization of adjustments.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

        REVENUES. Revenues decreased by $0.7 million or 3.5% to $19.1 million for the three-month period ended March 31, 2000, compared to $19.8 million for the three-month period ended March 31, 1999. This decrease was due to a decrease in the use of the Company's services in 2000 by certain customers resulting from service failures that occurred during the integration of its two largest facilities in 1999. Revenues were also negatively impacted by the discontinuation of certain business lines which were either unprofitable or shut down to accommodate the rollout of the Company's high definition television services.

        GROSS  PROFIT.  Gross  profit  increased  $0.4  million  or 5.5% to $8.2 million for the three-month period ended March 31, 2000, compared to $7.8 million for the three-month period ended March 31, 1999. As a percent of revenues, gross profit increased from 39.3% to 43.0%. The increase in gross profit as a percentage of revenues was due primarily to the lower cost of direct materials resulting from volume purchasing discounts.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.4 million, or 7.1% to $5.3 million for the three-month period ended March 31, 2000, compared to $4.9 million for the three-month period ended March 31, 1999. As a percentage of revenues, selling, general and administrative expense increased to 27.9% for the three-month period ended March 31, 2000, compared to 25.2% for the three-month period ended March 31, 1999. This increase was due to legal costs associated with a terminated merger.

        OPERATING INCOME. Operating income increased $0.1 million or 2.6% to $2.9 million for the three-month period ended March 31, 2000, compared to $2.8 million for the three-month period ended March 31, 1999.

        INTEREST EXPENSE. Interest expense increased $0.2 million, or 36.7%, to $0.7 million for the three-month period ended March 31, 2000, compared to $0.5 million for the three-month period ended March 31, 1999. This increase was due to increased borrowing under credit facilities.

        INCOME TAXES. The Company's effective tax rate was 41.1% for the first quarter of 2000 and 43.6% for the first quarter of 1999.

        CUMULATIVE EFFECT OF ADOPTING SAB 101. During Fiscal 2000, the company adopted SAB 101. The effect of applying this change in accounting principle is a cumulative charge, after tax, of $322,000, or $0.03 per share. Previously, the Company had recognized revenues from certain post-production processes as work was performed. Under SAB 101, the Company now recognizes these revenues when the entire project is completed.

        NET INCOME. Net income for the three-month period ended March 31, 2000 decreased $0.3 million or 25.4% to $1.0 million, compared to $1.3 million for the three-month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2000.

        On March 31, 2000, the Company's cash and cash equivalents aggregated $0.4 million. The Company's operating activities provided cash of $1.2 million for the three months ended March 31, 2000.

        The Company's investing activities used cash of $2.5 million for the three months ended March 31, 2000. The Company spent approximately $2.2 million for the addition and replacement of capital equipment and for investments in digital television services equipment and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $7.5 million on capital expenditures during the last nine months of 2000 to upgrade and replace equipment, upgrade the Company's management information systems and invest in high definition and other digital equipment.

        The Company's financing activities used cash of $1.4 million in the three months ended March 31, 2000. Cash flows from financing activities included the repayment of $1.5 million related to notes payable.

        In September 2000, the Company signed a $45 million revolving credit facility agented by Union Bank of California. The new facility provides the Company with funding for capital expenditures, working capital needs and support for its acquisition strategies. The amount available under the facility reduces to $40 million on December 31, 2002, to $35 million on December 31, 2003 and to $30 million on December 31, 2004. The facility expires on December 31, 2005. As of December 31, 2000, there was $31 million outstanding under the facility.

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

        The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

    o   Our highly competitive marketplace.
    o   The risks associated with dependence upon significant customers.
    o   Our ability to execute our expansion strategy.
    o   The uncertain ability to manage growth.
    o   Our  dependence   upon  and  our  ability  to  adapt  to   technological
        developments.
    o   Dependence on key personnel.
    o   Our ability to maintain and improve service quality.
    o Fluctuation in quarterly operating results and seasonality in certain of our markets.
    o Possible significant influence over corporate affairs by significant shareholders.
    o The potential impact of a possible labor action affecting our studio and television customers.

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

CUSTOMER AND INDUSTRY CONCENTRATION. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 39% of the Company's revenues during the three months ended March 31 2000. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

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

DEPENDENCE ON TECHNOLOGICAL DEVELOPMENTS. Although we intend to utilize the most efficient and cost-effective technologies available for telecine, high definition formatting, editing, coloration and delivery of video content, including digital satellite transmission, as they develop, we cannot be sure that we will be able to adapt to such standards in a timely fashion or at all. We believe our future growth will depend in part, on our ability to add to these services and to add customers in a timely and cost-effective manner. We cannot be sure we will be successful in offering such services to existing customers or in obtaining new customers for these services, including the Company's recent significant investment in high definition technology. We intend to rely on third part vendors for the development of these technologies and there is no assurance that such vendors will be able to develop such technologies in a manner that meets the needs of the Company and its customers. Any material interruption in the supply of such services could materially and adversely affect the Company's financial condition, results of operations and prospects.

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

CONTROL BY PRINCIPAL SHAREHOLDER; POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's Chairman, President and Chief Executive Officer, R. Luke Stefanko, beneficially owned approximately 28% of the outstanding common stock as of December 31, 2000. Mr. Stefanko's ex-spouse owned approximately 25% of the common stock on that date. Together, they owned approximately 59%. In August 2000, Mr. Stefanko was granted a one-time proxy to vote his ex-spouse's shares in connection with the election of directors at the Company's annual meeting. By virtue of his stock ownership, Mr. Stefanko may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors,
(ii) amendments to the Company's Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the "Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

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

YEAR 2000 COMPLIANCE ISSUE. The risks posed by Year 2000 issues, which arise because computer systems and software products may be unable to distinguish 21(st) century dates from 20(th) century dates, could harm the Company's business. Prior to the end of the 1999 the Company completed a review of the Year 2000 compliance of its IT infrastructure, business and operational systems and third-party suppliers. The Company's review included testing to determined how their systems would function at and beyond the Year 2000. To date, the Company has not experienced any material Year 2000 related problems with its IT infrastructure, business systems or operational systems. Additionally, the Company is not aware of any failure by its third-party suppliers to be Year 2000 compliant that could impact its business or operations. However, there is an ongoing risk that such problems or failures could arise or become apparent in the future. Any such problems or failures experienced by the Company or its customers could have negative consequences for the Company, including decreasing the demand for its products and interrupting its operations. As a result, the Company's supply chain and revenue could be harmed.

                                 VDI MULTIMEDIA

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits                 None

    (b)    Reports On Form 8-K

               The Company filed a Current Report on Form 8-K on or about January 11, 2000 relating to its proposed merger with an affiliate of Bain Capital





                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VDI MULTIMEDIA



DATE:   May 9, 2001              BY:/s/  Alan Steel
                                    ---------------------------------------
                                         Alan Steel
                                    Executive Vice President,
                                   Finance and Administration
                       (duly authorized officer and principal financial officer)