Form 10-Q/A
period 2000-06-30
VDI MULTIMEDIA
filed 2001-05-11
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-Q/A


             (Mark One)

             X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act - of 1934.

             For the quarterly period ended June 30, 2000 or

                Transition  report  pursuant  to  Section  13 or  15(d)  of  the
             ---Securities Exchange Act of 1934.


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

VDI MultiMedia is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending June 30, 2000 in order to reflect and describe the restatement of its financial statements and adoption of SAB 101 as of and for the three-month and six-month periods ended June 30, 2000 and June 30, 1999 and as of the fiscal year ended December 31, 1999. See Notes 2 and 3.

                                 VDI MULTIMEDIA
                           CONSOLIDATED BALANCE SHEET


                                   ASSETS

                                                             DECEMBER 31,            JUNE 30,
                                                                1999                   2000
                                                                ----                   ----
                                                             (as restated)         (as restated)
Current assets:
Cash and cash equivalents                                    $   3,030,000         $      233,000
Accounts receivable, net of allowances for doubtful
   accounts of $971,000 and $1,140,000, respectively            19,836,000             17,252,000
Inventories                                                      1,122,000              1,022,000
Prepaid expenses and other current assets                          948,000              1,707,000
Income tax receivable                                                    -                472,000
Deferred income taxes                                            1,259,000                989,000
                                                             -------------          -------------
Total current assets                                            26,195,000             21,675,000

Property and equipment, net                                     19,564,000             22,914,000
Other assets, net                                                  662,000                741,000
Goodwill and other intangibles, net                             26,510,000             26,150,000
                                                             -------------          -------------
Total assets                                                 $  72,931,000          $  71,480,000
                                                             =============          =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                             $   6,998,000          $   7,468,000
Accrued expenses                                                 2,989,000              2,896,000
Income taxes payable                                               599,000                      -
Borrowings under revolving credit agreement                      5,888,000              8,388,000
Current portion of notes payable                                 8,309,000              5,800,000
Current portion of capital lease obligations                       217,000                143,000
                                                             -------------          -------------
Total current liabilities                                       25,000,000             24,695,000
                                                             -------------          -------------
Deferred income taxes                                              489,000                331,000
Notes payable, less current portion                             16,433,000             13,533,000
Capital lease obligations, less current portion                     68,000                 34,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
   none outstanding Common stock - no par value;
   50,000,000 authorized; 9,210,697 and 9,245,062 shares,
   respectively, issued and outstanding                         17,935,000             18,130,000

Retained earnings                                               13,006,000             14,757,000
                                                             -------------           ------------
Total shareholders' equity                                      30,941,000             32,887,000
                                                             -------------           ------------
Total liabilities and shareholders' equity                   $  72,931,000           $ 71,480,000
                                                             =============           ============

          See accompanying notes to consolidated financial statements.

                                 VDI MULTIMEDIA
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                                --------                            --------

                                                        1999              2000              1999              2000
                                                        ----              ----              ----              ----
                                                    (as restated)     (as restated)     (as restated)     (as restated)

Revenues                                            $ 18,657,000      $ 18,480,000      $ 38,441,000      $ 37,570,000
Cost of goods sold                                    10,988,000        11,321,000        22,994,000        22,206,000
                                                    ------------      ------------      ------------      ------------
Gross profit                                           7,669,000         7,159,000        15,447,000        15,364,000
Selling, general and administrative expense            4,251,000         5,005,000         9,232,000        10,340,000
                                                    ------------      ------------      ------------      ------------
Operating income                                       3,418,000         2,154,000         6,215,000         5,024,000
Interest expense, net                                    562,000           703,000         1,063,000         1,388,000
                                                    ------------      ------------      ------------      ------------
Income before income taxes                             2,856,000         1,451,000         5,152,000         3,636,000
Provision for income taxes                             1,247,000           665,000         2,249,000         1,564,000
                                                    ------------      ------------      ------------      ------------
Income before adoption of SAB 101 (Note 3)             1,609,000           786,000         2,903,000         2,072,000
Cumulative effect of adopting SAB 101 (Note 3)                 -                 -                 -          (322,000)
                                                    ------------      ------------      ------------      ------------
Net income                                          $  1,609,000      $    786,000      $  2,903,000      $  1,750,000
                                                    ============      ============      ============      ============
Earnings per share:
Basic:
Income per share before adoption of SAB 101         $       0.17      $       0.09      $       0.30      $       0.22
Cumulative effect of adopting SAB 101                          -                 -                 -             (0.03)
                                                    ------------      ------------      ------------      ------------
Net income                                          $       0.17      $       0.09      $       0.30      $       0.19
                                                    ============      ============      ============      ============
Weighted average number of shares                      9,215,878         9,238,843         9,438,965         9,226,825
Diluted:
Income per share before extraordinary item and
   adoption of SAB 101                              $       0.17      $       0.08      $       0.30      $       0.21
Cumulative effect of adopting SAB 101                          -                 -                 -             (0.03)
                                                    ------------      ------------      ------------      ------------
Net income                                          $       0.17      $       0.08      $       0.30      $       0.18
                                                    ============      ============      ============      ============
Weighted average number of shares including
   the dilutive effect of stock options                9,363,586         9,472,899         9,545,540         9,660,947

          See accompanying notes to consolidated financial statements.

                                 VDI MULTIMEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    1999                 2000
                                                                    ----                 ----
                                                                (as restated)        (as restated)
Cash flows from operating activities:
Net income                                                      $    2,903,000       $   1,750,000
Adjustments to reconcile net income
   to net cash provided by operating activities:
Depreciation and amortization                                        2,318,000           2,720,000
Provision for doubtful accounts                                        152,000             169,000
Abandonment of leasehold improvements                                   67,000                   -
Deferred income taxes                                                   53,000             112,000
Cumulative effect of adopting SAB 101                                        -             322,000

Changes in assets and liabilities:
Decrease in accounts receivable                                        875,000           2,415,000
(Increase) decrease in inventories                                    (344,000)            100,000
Decrease (increase) in prepaid expenses and
   other current assets                                                332,000            (759,000)
Increase in other assets                                               (18,000)            (79,000)
(Decrease) increase in accounts payable.                               (92,000)            470,000
Increase (decrease) in accrued expenses                                350,000             (93,000)
Decrease in income taxes payable                                    (1,658,000)         (1,393,000)
                                                                --------------       -------------
Net cash provided by operating activities                            4,938,000           5,734,000
                                                                --------------       -------------
Cash used in investing activities:
Capital expenditures                                                (3,442,000)         (5,228,000)
Net cash paid for acquisitions                                        (968,000)           (481,000)
                                                                --------------       -------------
Net cash provided by (used in) investing activities                 (4,410,000)         (5,709,000)
                                                                --------------       -------------
Cash flows from financing activities:
Change in revolving credit agreement                                 5,655,000           2,500,000
Repurchase of common stock                                          (3,064,000)                  -
Proceeds from exercise of stock options                                      -             195,000
Deferred financing costs                                              (280,000)                  -
Proceeds from notes payable                                          1,000,000                   -
Repayment of notes payable                                          (2,919,000)         (5,409,000)
Repayment of capital lease obligations                                (335,000)           (108,000)
                                                                 -------------       -------------
Net cash provided by (used in) financing activities                     57,000          (2,822,000)
                                                                 -------------       -------------
Net increase (decrease) in cash                                        585,000          (2,797,000)
Cash at beginning of period                                          2,048,000           3,030,000
                                                                 -------------       -------------
Cash at end of period                                            $   2,633,000       $     233,000
                                                                 =============       =============

Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                         $   1,066,000       $   1,388,000
                                                                 =============       =============
Income tax                                                       $   3,854,000       $   2,337,000
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

NOTE 2 - ADJUSTMENTS TO PRIOR PERIOD FINANCIAL STATEMENTS

        During 2000, the Company restated financial results of 1999 and 2000 to reflect (i) expensing repairs and maintenance costs on equipment when incurred rather than capitalizing such costs and depreciating them over future periods;
(ii) depreciating leasehold improvements over the shorter of the estimated useful asset life or the remaining lease term rather than ten years; (iii) the retroactive write off of undepreciated leasehold improvements to correspond to certain lease termination dates; (iv) accrual of legal costs incurred for a failed merger in the period in which the expenses were incurred; (v) reflecting unrecorded invoices; and (vi) increase of tax provision for nondeductible items and taxes related to the above restatements. In addition, the schedule reflects the adoption of SAB 101 (see Note 3). These adjustments for the periods ended June 30, 1999 and 2000 are summarized as follows:


                                                                         (INCREASE) DECREASE INCOME
                                                                    1999                            2000
                                                                    ----                            ----
                                                           Three Months     Six Months       Three Months     Six Months
ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL
STATEMENTS:
To expense repairs and maintenance costs that were
   previously capitalized (1)                              $     175,000    $     570,000    $     431,000    $     426,000
To depreciate leasehold improvements over the
   proper period and to write off any undepreciated
   amounts at the lease termination date (2)                      74,000           86,000           53,000           72,000

To recognize merger expenses in the period incurred (3)                -                -                -         (408,000)
To reflect unrecorded invoices (1)                                     -                -           44,000           93,000
To revise tax provision for nondeductible items and
   taxes related to above adjustments                            (26,000)        (132,000)        (222,000)         (76,000)
                                                           -------------    -------------    -------------    -------------
Subtotal                                                         223,000          524,000          306,000          107,000
                                                           -------------    -------------    -------------    -------------
Cumulative impact of adopting SAB 101 (4)                              -                -          (50,000)         597,000
Tax effect of adopting SAB 101                                         -                -           21,000         (250,000)
                                                           -------------    -------------    -------------    -------------
Subtotal                                                               -                -          (29,000)         347,000
                                                           -------------    -------------    -------------    -------------
Total                                                      $     223,000    $     524,000    $     277,000    $     454,000
                                                           =============    =============    =============    =============
REDUCTION IN PREVIOUSLY REPORTED NET INCOME AFTER TAX
   BENEFIT, AND EARNINGS PER SHARE:
Reduction in net income:
Adjustments                                                $     223,000    $     524,000    $     306,000    $     107,000
SAB 101                                                                -                -          (29,000)         347,000
                                                           -------------    -------------    -------------    -------------
Total                                                      $     223,000    $     524,000    $     277,000    $     454,000
                                                           =============    =============    =============    =============
Basic earnings per share:
Adjustments                                                $        0.02    $        0.06    $        0.03    $        0.01
SAB 101                                                                -                -                -             0.04
                                                           -------------    -------------    -------------    -------------
Total                                                      $        0.02    $        0.06    $        0.03    $        0.05
                                                           =============    =============    =============    =============
Diluted earnings per share
Adjustments                                                $       0.02     $        0.06    $        0.03    $        0.01
SAB 101                                                               -                 -                -             0.04
                                                           ------------     -------------    -------------    -------------
Total                                                      $       0.02     $        0.06    $        0.03    $        0.05
                                                           ============     =============    =============    =============


    (1) Charged to cost of goods sold.
    (2) Charged to cost of goods sold and selling, general and administrative expense.
    (3) Credited to selling, general and administrative expense
    (4) Charged or (credited) to revenues


NOTE 3 - ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The effect of applying this Staff Accounting Bulletin has been accounted for as a change in accounting principle, with a cumulative charge of $322,000, or $0.03 per share, being recorded on that date. Previously, the Company had recognized revenues from certain post production services as work was performed. Under SAB 101, the Company now recognizes these revenues when all services have been completed. As a result of adopting SAB 101, revenue recognized in the six months ended June 30, 2000, which was included in the cumulative effect adjustment, was $555,000.

        The table below sets forth pro forma net income and earnings per share data for the three and six month periods ended June 30, 1999 as if the change in accounting policy had been adopted at the beginning of each period.

                                        Three Months     Six Months
                                        ------------     ----------

Previously reported (A)                 $ 1,609,000     $ 2,903,000
Adjustment                                  132,000          87,000
                                        -----------     -----------
Pro forma                               $ 1,741,000     $ 2,990,000
                                        ===========     ===========

Adjustment to earnings per share:
Basic -
Previously reported (A)                 $      0.17     $      0.30
Adjustment                                     0.01            0.01
                                        -----------     -----------
Pro forma                               $      0.18     $      0.31
                                        ===========     ===========
Diluted -
Previously reported (A)                 $      0.17     $      0.30
Adjustment                                     0.01            0.01
                                        -----------     -----------
Pro forma                               $      0.18     $      0.31
                                        ===========     ===========

    (A) After retroactive adjustments described above.


NOTE 4 - STOCK REPURCHASE

        In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. As of August 11, 2000, the Company had repurchased 629,000 shares of the Company's common stock in connection with this program.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

        REVENUES. Revenues decreased by $0.2 million or 0.9% to $18.5 million for the three-month period ended June 30, 2000, compared to $18.7 million for the three-month period ended June 30, 1999. This decrease was due to a decrease in the use of the Company's services in 2000 by certain customers resulting from service failures that occurred during the integration of its two largest facilities in 1999, and the loss of certain key sales personnel.

        GROSS PROFIT. Gross profit decreased $0.5 million or 6.7% to $7.2 million for the three-month period ended June 30, 2000, compared to $7.7 million for the three-month period ended June 30, 1999. As a percent of revenues, gross profit decreased from 41.1% to 38.7%. The decrease in gross profits as a percentage of revenues was due to higher wages and depreciation related to the build-out of the digital television services department which generated insignificant revenues in the quarter.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.8 million, or 17.7% to $5.0 million for the three-month period ended June 30, 2000, compared to $4.3 million for the three-month period ended June 30, 1999. As a percentage of revenues, selling, general and administrative expense increased to 27.1% for the three-month period ended June 30, 2000, compared to 22.8% for the three-month period ended June 30, 1999. This increase was due to accrued severance costs of $0.4 million related to the departure of certain executives, administrative salaries related to the build-out of the digital television services department and increased legal fees.

        OPERATING INCOME. Operating income decreased $1.3 million or 37.0% to $2.2 million for the three-month period ended June 30, 2000, compared to $3.4 million for the three-month period ended June 30, 1999 due to the lower gross profit and increased selling, general and administrative expenses.

        INTEREST EXPENSE. Interest expense increased $0.1 million, or 25.1%, to $0.7 million for the three-month period ended June 30, 2000, compared to $0.6 million for the three-month period ended June 30, 1999. This increase was due to increased borrowing under credit facilities.

        INCOME TAXES. The Company's effective tax rate was 45.8% for the second quarter of 2000 and 43.7% for the second quarter of 1999.

        NET INCOME. Net income for the three-month period ended June 30, 2000 decreased $0.8 million or 51.1% to $0.8 million, compared to $1.6 million for the three-month period ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

        REVENUES. Revenues decreased by $0.9 million or 2.3% to $37.6 million for the six-month period ended June 30, 2000, compared to $38.4 million for the six-month period ended June 30, 1999. Revenue decreased due to a decrease in the use of the Company's services in 2000 by certain customers, resulting from service failures that occurred during the integration of its two largest facilities in 1999, and the loss of certain key sales personnel in 2000.

        GROSS PROFIT. Gross profit decreased by $0.1 million or 0.1% to $15.4 million for the six-month period ended June 30, 2000, compared to $15.5 million for the six-month period ended June 30, 1999. As a percent of revenues, gross profit decreased from 40.2% to 40.9%.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $1.1 million, or 12.0%, to $10.3 million for the six-month period ended June 30, 2000, compared to $9.3 million for the six-month period ended June 30, 1999. As a percentage of revenues, selling, general and administrative expense increased to 27.5% for the six-month period ended June 30, 2000, compared to 24.0% for the six-month period ended June 30, 1999. This increase was due to an increase in administrative salaries related to the digital television services department; accrued severance costs of $0.4 million; increased legal fees; and $0.8 million in expenses related to the termination of the proposed merger with an affiliate of Bain Capital.

        OPERATING INCOME. Operating income decreased $1.2 million or 19.2% to $5.0 million for the six-month period ended June 30, 2000, compared to $6.2 million for the six-month period ended June 30, 1999 due to increased selling, general and administrative expenses, including expenses related to the terminated merger.

        INTEREST EXPENSE. Interest expense increased $0.3 million, or 30.6%, to $1.4 million for the six-month period ended June 30, 2000, compared to $1.1 million for the six-month period ended June 30, 1999. This increase was due to increased borrowings under the Company's debt agreements.

        INCOME TAXES. The Company's effective tax rate was 43.0% for the first six months of 2000 and 43.7% for the first six months of 1999.

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

        NET INCOME. Net income for the six-month period ended June 30, 2000 decreased $1.2 million or 39.7% to $1.8 million, compared to $2.9 million for the six-month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2000.

        On June 30, 2000, the Company's cash and cash equivalents aggregated $0.2 million. The Company's operating activities provided cash of $5.7 million for the six months ended June 30, 2000.

        The Company's investing activities used cash of $5.7 million for the six months ended June 30, 2000. The Company spent approximately $5.2 million for the addition and replacement of capital equipment and for investments in digital television services equipment and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $4.5 million on capital expenditures during the last six months of 2000 to upgrade and replace equipment, upgrade the Company's management information systems and invest in high definition and other digital equipment.

        The Company's financing activities used cash of $2.8 million in the six months ended June 30, 2000. Cash flows from financing activities included the repayment of $5.4 million of debt repayment offset by $2.5 million of draw down under a credit facility.

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

        Management believes that cash generated from its ongoing operations and its new credit facility will fund necessary capital expenditures and provide adequate working capital for at least the next twelve months.

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

CUSTOMER AND INDUSTRY CONCENTRATION. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 37% of the Company's revenues during the six months ended June 30, 2000. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

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



                                 VDI MULTIMEDIA



DATE:   May 9, 2001              BY:/s/  Alan Steel
                                    -----------------------------------------
                                         Alan Steel
                                    Executive Vice President,
                                   Finance and Administration
                       (duly authorized officer and principal financial officer)