Form 10-Q/A
period 2000-09-30
VDI MULTIMEDIA
filed 2001-05-11
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-Q/A


             (Mark One)

             X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act - of 1934.

             For the quarterly period ended September 30, 2000 or

             __ Transition  report  pursuant  to  Section  13 or  15(d)  of  the
                Securities Exchange Act of 1934.

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

VDI MultiMedia is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending September 30, 2000 in order to reflect and describe the restatement of its financial statements and adoption of SAB 101 as of and for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999 and as of the fiscal year ended December 31, 1999. See Notes 2 and 3.

                                 VDI MULTIMEDIA
                           CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                                             DECEMBER 31,           SEPTEMBER 30,
                                                                1999                    2000
                                                            -------------           -------------
                                                            (as restated)           (as restated)
Current assets:
Cash and cash equivalents                                   $   3,030,000           $   1,453,000
Accounts receivable, net of allowances for doubtful
   accounts of $971,000 and $1,095,000, respectively           19,836,000              17,293,000
Inventories                                                     1,122,000               1,041,000
Prepaid expenses and other current assets                         948,000               2,251,000
Income tax receivable                                                   -                 529,000
Deferred income taxes                                           1,259,000               1,086,000
                                                            -------------           -------------
Total current assets                                           26,195,000              23,653,000

Property and equipment, net                                    19,564,000              23,681,000
Other assets, net                                                 662,000                 906,000
Goodwill and other intangibles, net                            26,510,000              26,310,000
                                                            -------------           -------------
Total assets                                                $  72,931,000           $  74,550,000
                                                            =============           =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                            $   6,998,000           $   7,579,000
Accrued expenses                                                2,989,000               2,933,000
Income taxes payable                                              599,000                       -
Borrowings under revolving credit agreement                     5,888,000                       -
Current portion of notes payable                                8,309,000                       -
Current portion of capital lease obligations                      217,000                 102,000
                                                            -------------           -------------
Total current liabilities                                      25,000,000              10,614,000
                                                            -------------            ------------
Deferred income taxes                                             489,000                 746,000
Notes payable, less current portion                            16,433,000              30,024,000
Capital lease obligations, less current portion                    68,000                  26,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
   none outstanding Common stock - no par value;
   50,000,000 authorized; 9,210,697 and 9,201,995 shares,
   respectively, issued and outstanding                        17,935,000              17,859,000

Retained earnings                                              13,006,000              15,281,000
                                                             ------------            ------------
Total shareholders' equity                                     30,941,000              33,140,000
                                                             ------------            ------------
Total liabilities and shareholders' equity                   $ 72,931,000            $ 74,550,000
                                                             ============            ============

          See accompanying notes to consolidated financial statements.



                                 VDI MULTIMEDIA
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                               -------------                       -------------
                                                          1999              2000              1999              2000
                                                          ----              ----              ----              ----
                                                      (as restated)    (as restated)     (as restated)     (as restated)

Revenues                                              $ 20,366,000     $ 18,121,000       $ 58,808,000     $ 55,691,000
Cost of goods sold                                      12,912,000       11,413,000         35,906,000       33,618,000
                                                      ------------    -------------       ------------    -------------

Gross profit                                             7,454,000        6,708,000         22,902,000       22,073,000
Selling, general and administrative expense              4,242,000        4,694,000         13,474,000       15,034,000
                                                      ------------    -------------      -------------    -------------
Operating income                                         3,212,000        2,014,000          9,428,000        7,039,000
Interest expense, net                                      560,000          717,000          1,623,000        2,106,000
                                                      ------------    -------------      -------------    -------------
Income before income taxes                               2,652,000        1,297,000          7,805,000        4,933,000
Provision for income taxes                               1,157,000          485,000          3,407,000        2,049,000
                                                      ------------    -------------      -------------    -------------
Income before extraordinary item and
   adoption of SAB 101 (Note 3)                          1,495,000          812,000          4,398,000        2,884,000
Extraordinary item (net of tax benefit
   of $168,000) (Note 6)                                         -         (232,000)                 -        (232,000)
Cumulative effect of adopting SAB 101 (Note 3)                   -                -                  -        (322,000)
                                                      ------------    -------------      -------------    -------------
Net income                                            $  1,495,000     $    580,000      $   4,398,000     $  2,330,000
                                                      ============    ==============     =============    =============

Earnings per share:
   Basic:
     Income per share before extraordinary item and
       adoption of SAB 101                            $       0.16     $       0.09      $        0.47     $       0.31
     Extraordinary item                                          -            (0.03)                 -            (0.03)
     Cumulative effect of adopting SAB 101                       -                -                  -            (0.03)
                                                      ------------    -------------      -------------    -------------
     Net income                                       $       0.16     $       0.06      $        0.47     $       0.25
                                                      ============    ==============     =============    =============
     Weighted average number of shares                   9,205,785        9,211,157          9,360,384        9,221,565
   Diluted:
     Income per share before extraordinary item and
       adoption of SAB 101                            $       0.16     $       0.09      $        0.46     $       0.30
     Extraordinary item                                          -                -                  -            (0.03)
     Cumulative effect of adopting SAB 101                       -            (0.03)                 -            (0.03)
                                                      ------------    -------------      -------------    -------------
     Net income                                       $       0.16     $       0.06      $        0.46     $       0.24
                                                      ============    ==============     =============    =============

     Weighted average number of shares including
       the dilutive effect of stock options              9,540,863        9,327,983          9,543,127        9,549,921


          See accompanying notes to consolidated financial statements.


                                 VDI MULTIMEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1999                   2000
                                                                               ---------------         -------------
                                                                                (as restated)          (as restated)

          Cash flows from operating activities:
               Net income                                                      $    4,398,000        $    2,330,000
             Adjustments to reconcile net income
               to net cash provided by operating activities:
               Depreciation and amortization                                        3,513,000             4,198,000
               Provision for doubtful accounts                                        600,000               124,000
               Abandonment of leasehold improvements                                  190,000                 7,000
               Deferred income taxes                                                  571,000               429,000
               Cumulative effect of adopting SAB 101                                        -               322,000
               Extraordinary item                                                           -               232,000

          Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                          (1,613,000)            2,419,000
               (Increase) decrease in inventories                                    (177,000)               81,000
               Increase in prepaid expenses and other current assets                 (353,000)           (1,303,000)
               Increase in other assets                                               (24,000)               (6,000)

               Increase in accounts payable.                                          620,000               581,000
               Increase (decrease) in accrued expenses                                870,000               (55,000)

               Decrease in income taxes payable                                    (1,238,000)           (1,681,000)
                                                                               ---------------         -------------

          Net cash provided by operating activities                                 7,357,000             7,678,000
                                                                               ---------------         -------------

          Cash used in investing activities:
               Capital expenditures                                                (4,661,000)           (7,087,000)
               Net cash paid for acquisitions                                      (1,801,000)           (1,035,000)
                                                                               ---------------         -------------
          Net cash used in investing activities                                    (6,462,000)           (8,122,000)
                                                                               ---------------         -------------

          Cash flows from financing activities:
               S Corporation distributions to shareholders                                  -               (55,000)

               Change in revolving credit agreement                                 5,655,000                     -
               Repurchase of common stock                                          (3,064,000)             (332,000
               Proceeds from exercise of stock options                                 35,000               256,000
               Deferred financing costs                                              (261,000)             (239,000)
               Proceeds from notes payable                                                  -            31,174,000
               Repayment of notes payable                                          (4,369,000)          (25,892,000)
               Repayment of capital lease obligations                                (431,000)             (157,000)
               Repayment of revolving credit agreement                                      -            (5,888,000)
                                                                               ---------------         -------------
          Net cash used in financing activities                                    (2,435,000)           (1,133,000)
                                                                               ---------------         -------------

          Net decrease in cash                                                     (1,540,000)          (1,577,000)
          Cash at beginning of period                                               2,048,000            3,030,000
                                                                               ---------------         -------------

          Cash at end of period                                                $      508,000       $   1,453,000
                                                                               ==============       ================

          Supplemental disclosure of cash flow information - Cash paid for:
          Interest                                                             $    1,626,000        $   2,505,000
                                                                               ==============       ================

          Income tax                                                           $    4,074,000        $   2,415,000
                                                                               ==============       ================


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

        Since January 1, 1997, the Company has successfully completed eight acquisitions of companies providing similar services. The latest of these acquisitions occurred in November 2000, as described in Note 7. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, VDI believes it is one of the largest and most diversified providers of technical and distribution services to the entertainment and advertising industries, and is therefore able to offer its customers a single source for such services at prices that reflect the Company's scale economies.

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

        During 2000, the Company restated financial results of 1999 and 2000 to reflect (i) expensing repairs and maintenance costs on equipment when incurred rather than capitalizing such costs and depreciating them over future periods;
(ii) depreciating leasehold improvements over the shorter of the estimated useful asset life or the remaining lease term rather than ten years; (iii) the retroactive write off of undepreciated leasehold improvements to correspond to certain lease termination dates; (iv) accrual of legal costs incurred for a failed merger in the period in which the expenses were incurred; (v) reflecting unrecorded invoices; and (vi) increase of tax provision for nondeductible items and taxes related to the above restatements. In addition, the schedule reflects the adoption of SAB 101 (see Note 3). These adjustments for the periods ended September 30, 1999 and 2000 are summarized as follows:


                                                                            (INCREASE) DECREASE INCOME
                                                                       1999                            2000
                                                                       ----                            ----
                                                           THREE MONTHS    NINE MONTHS     THREE MONTHS   NINE MONTHS
                                                          --------------- -------------   -------------  -------------
ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL
    STATEMENTS:
To expense repairs and maintenance costs that were
   previously capitalized (1)                             $     357,000    $   927,000    $    371,000   $     797,000
To depreciate leasehold improvements over the
     proper period and to write off any undepreciated
   amounts at the lease termination date (2)                    129,000        215,000          40,000         112,000
To recognize merger expenses in the period incurred (3)               -             -                -        (408,000)
To reflect unrecorded invoices (1)                                    -             -           35,000         129,000
To revise tax provision for nondeductible items and
   taxes related to above adjustments                          (129,000)      (261,000)       (187,000)       (264,000)
                                                          --------------- -------------   -------------  -------------
   Subtotal                                                     357,000        881,000         259,000         366,000
                                                          -------------   -------------   -------------  -------------
Cumulative impact of adopting SAB 101 (4)                             -               -       (117,000)        480,000
   Tax effect of adopting SAB 101                                     -               -         49,000        (202,000)
                                                          --------------------------------------------   -------------
       Subtotal                                                       -               -        (68,000)        278,000
                                                          ---------------------------------------------- ------------
Total                                                     $     357,000   $    881,000    $    191,000   $     644,000
                                                          =============   =============   =============  =============

REDUCTION IN PREVIOUSLY REPORTED NET INCOME AFTER TAX
   BENEFIT, AND EARNINGS PER SHARE:
Reduction in net income:
   Adjustments                                            $     357,000   $     881,000   $    259,000   $     366,000
   SAB 101                                                                                     (68,000)        278,000
                                                          -------------   -------------   -------------  -------------
   Total                                                  $     357,000   $     881,000   $    191,000   $     644,000
                                                          =============   =============   ============   =============
Basic earnings per share
   Adjustments                                            $         0.04  $       0.09    $        0.03  $       0.04
   SAB 101                                                             -             -            (0.01)         0.03
                                                          --------------  ------------    -------------  ------------
   Total                                                  $         0.04  $       0.09    $        0.02          0.07
                                                          ==============  ============    =============  ============
Diluted earnings per share
   Adjustments                                            $         0.04  $       0.09    $        0.03  $       0.04
   SAB 101                                                             -             -            (0.01)         0.03
                                                          --------------  ------------    -------------  ------------
   Total                                                  $         0.04  $       0.09    $        0.02  $       0.07
                                                          ==============  ============    =============  ============

(1) Charged to cost of goods sold
(2) Charged to cost of goods sold and selling, general and administrative expense
(3) Credited to selling, general and administrative expense
(4) Charged to revenues

NOTE 3  -  ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The effect of applying this Staff Accounting Bulletin has been accounted for as a change in accounting principle, with a cumulative charge of $322,000, or $0.03 per share, being recorded on that date. Previously, the Company had recognized revenues from certain post production services as work was performed. Under SAB 101, the Company now recognizes these revenues when all services have been completed. As a result of adopting SAB 101, revenue recognized in the nine months ended September 30, 2000, which was included in the cumulative effect adjustment, was $555,000.

        The table below sets forth pro forma net income and earnings per share data for the three and nine month periods ended September 30, 1999 as if the change in accounting policy had been adopted at the beginning of each period.

                                                     Three Months               Nine Months
                                                    -------------               ------------
   Previously reported (A)                          $ 1,495,000                 $ 4,398,000
   Adjustment                                           (44,000)                     41,000
                                                    -------------               ------------
   Pro forma                                        $ 1,451,000                 $ 4,439,000
                                                    =============               ============
   Adjustment to earnings per share:
   Basic -
   Previously reported (A)                                $0.16                       $0.47
   Adjustment                                                 -                           -
                                                    -------------               ------------
   Pro forma                                              $0.16                       $0.47
                                                    =============               ============
   Diluted -
   Previously reported (A)                                $0.16                       $0.46
   Adjustment                                             (0.01)                          -
                                                    -------------               ------------
   Pro forma                                              $0.15                       $0.46
                                                    =============               ============

       (A) After retroactive adjustments described above.

NOTE 4  -  STOCK REPURCHASE

        In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. As of November 10, 2000, the Company had repurchased 638,500 shares of the Company's common stock in connection with this program.

        In September 2000, the board of directors authorized the Company to allocate an additional $5,000,000 to purchase its common stock.

NOTE 5  -  EMPLOYEE LOAN

        On September 30, 2000, the Company had a $600,000 loan outstanding to its Chief Executive Officer. The loan is collateralized by a trust deed and bears interest at a rate of 6.19%. The loan is due on or before August 20, 2001.

NOTE 6  -  LONG TERM DEBT AND NOTES PAYABLE

        In November 1998, the Company borrowed $29,000,000 on a term loan with a bank, payable in 60 monthly installments of $483,000 plus interest. The term loan was repaid in 2000 with the proceeds of a new borrowing arrangement with a group of banks. Deferred financing costs related to the term loan of approximately $232,000, net of tax benefits of $168,000, were concurrently written off and treated as an extraordinary item during the quarter ended September 30, 2000.

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

        The Agreement also contains covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limits the amount of capital expenditures. By September 30, 2000, the Company had borrowed $30,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years' and 2000 results (see Note 2). The bank has waived compliance with the covenants and the Company has renegotiated the breached financial covenants.

NOTE 7  -  SUBSEQUENT EVENT

        On November 3, 2000. VDI acquired all of the assets and certain liabilities of Creative Digital, Inc. Creative Digital provides creative and editorial services for national commercials, promos, film trailers, television shows, music videos and feature films. As consideration, the Company paid Creative Digital $500,000 in cash and assumed certain liabilities in November 2000. Additionally, the Company issued Creative Digital $350,000 in stock. Creative Digital may also earn up to $3,000,000 in earn-out payments, subject to certain earn-out provisions which are predicated upon Creative Digital attaining certain earnings goals, as set forth in the purchase agreement, in each year through December 31, 2005.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

        REVENUES. Revenues decreased by $2.2 million or 11% to $18.1 million for the three-month period ended September 30, 2000, compared to $20.4 million for the three-month period ended September 30, 1999. Revenue for the third quarter of 1999 included approximately $1.5 million for the completion of a special project not related to the Company's core operations in the entertainment and advertising industries. Additionally, revenues decreased due to a decrease in the use of the Company's services in 2000 by certain customers resulting from service failures that occurred during the integration of its two largest facilities in 1999, and the loss of certain key sales personnel. Advertising revenues were also negatively impacted by an on-going actor's strike in the advertising industry.

        GROSS PROFIT. Gross profit decreased $0.8 million or 10% to $6.7 million for the three-month period ended September 30, 2000, compared to $7.5 million for the three-month period ended September 30, 1999. As a percent of revenues, gross profit increased from 36.6% to 37%. The increase in gross profits as a percentage of revenues was due to lower outsourcing costs, which were partially offset by higher wages and depreciation related to the build out of the digital television services department.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.5 million, or 10.7% to $4.7 million for the three-month period ended September 30, 2000, compared to $4.2 million for the three-month period ended September 30, 1999. As a percentage of revenues, selling, general and administrative expense increased to 25.9% for the three-month period ended September 30, 2000, compared to 20.8% for the three-month period ended September 30, 1999. This increase was due to higher administrative wages in the digital, television and information systems departments; increased legal, consulting and public relations fees; and increased depreciation.

        OPERATING INCOME. Operating income decreased $1.2 million or 37.3% to $2 million for the three-month period ended September 30, 2000, compared to $3.2 million for the three-month period ended September 30, 1999 due to the lower gross profit and increased selling, general and administrative expenses.

        INTEREST EXPENSE. Interest expense increased $0.2 million, or 28%, to $0.7 million for the three-month period ended September 30, 2000, compared to $0.6 million for the three-month period ended September 30, 1999. This increase was due to increased borrowing under credit facilities.

        INCOME TAXES. The Company's effective tax rate was 37.4% for the third quarter of 2000 and 43.6% for the third quarter of 1999.

        EXTRAORDINARY ITEM. During the quarter ended September 30, 2000, the Company wrote off $0.4 million of deferred financing costs related to prior credit facilities that were terminated. This item was treated as an extraordinary item and is reported net of income taxes.

        NET INCOME. Net income for the three-month period ended September 30, 2000 decreased $0.9 million or 61.2% to $0.6 million, compared to $1.5 million for the three-month period ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

        REVENUES. Revenues decreased by $3.1 million or 5.3% to $55.7 million for the nine-month period ended September 30, 2000, compared to $58.8 million for the nine-month period ended September 30, 1999. Revenue decreased due to a decrease in the use of the Company's services in 2000 by certain customers, resulting from service failures that occurred during the integration of its two largest facilities in 1999, and the loss of certain key sales personnel in 2000. Additionally, revenue for the third quarter of 1999 included approximately $1.5 million for the completion of a special project not related to the Company's core operations in the entertainment and advertising industries. Advertising revenues were also negatively impacted by an on-going actor's strike in the advertising industry.

        GROSS PROFIT. Gross profit decreased by $0.8 million or 3.6% to $22.1 million for the nine-month period ended September 30, 2000, compared to $22.9 million for the nine-month period ended September 30, 1999. As a percent of revenues, gross profit increased from 38.9% to 39.6%. The increase in gross profit as a percentage of revenues was due primarily to lower outsourcing costs and the lower cost of direct materials resulting from volume purchasing discounts.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $1.6 million, or 11.6%, to $15.1 million for the nine-month period ended September 30, 2000, compared to $13.5 million for the nine-month period ended September 30, 1999. As a percentage of revenues, selling, general and administrative expense increased to 27% for the nine-month period ended September 30, 2000, compared to 22.9% for the nine-month period ended September 30, 1999. This increase was due to an increase in administrative salaries related to the digital television services and information systems departments; accrued severance costs of $0.4 million in the second quarter of 2000; increased legal, consulting and public relations fees; and increased depreciation and $0.8 million in expenses related to the termination of the proposed merger with an affiliate of Bain Capital.

        OPERATING INCOME. Operating income decreased $2.4 million or 25.3% to $7 million for the nine-month period ended September 30, 2000, compared to $9.4 million for the nine-month period ended September 30, 1999 due to the lower gross profit and increased selling, general and administrative expenses, including expenses related to the terminated merger.

        INTEREST EXPENSE. Interest expense increased $0.5 million, or 30%, to $2.1 million for the nine-month period ended September 30, 2000, compared to $1.6 million for the nine-month period ended September 30, 1999. This increase was due to increased borrowings under the Company's debt agreements.

        INCOME TAXES. The Company's effective tax rate was 41.5% for the first nine months of 2000 and 43.7% for the first nine months of 1999.

        EXTRAORDINARY ITEM. During the quarter ended September 30, 2000, the Company wrote off $0.4 million of deferred financing costs related to prior credit facilities that were terminated. This item was treated as an extraordinary item and is reported net of income taxes.

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

        NET INCOME. Net income for the nine-month period ended September 30, 2000 decreased $2.1 million or 47% to $2.3 million, compared to $4.4 million for the nine-month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2000.

        On  September  30,  2000,  the  Company's  cash  and  cash   equivalents
aggregated $1.5 million. The Company's operating activities provided cash of $7.7 million for the nine months ended September 30, 2000.

        The Company's investing activities used cash of $8.1 million for the nine months ended September 30, 2000. The Company spent approximately $7.1 million for the addition and replacement of capital equipment and for investments in digital television services equipment and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company expects to spend approximately $3 million on capital expenditures during the last three months of 2000 to upgrade and replace equipment, upgrade the Company's management information systems and invest in high definition and other digital equipment.

        The Company's financing activities used cash of $1.1 million in the nine months ended September 30, 2000. Cash flows from financing activities included the repayment of $31.8 million related to the Company's prior credit facilities and the draw down of $31.2 million under a new credit facility, as described below.

        In September, the Company signed a $45 million revolving credit facility agented by Union Bank of California. The new facility provides the Company with funding for capital expenditures, working capital needs and support for its acquisition strategies. The amount available under the facility reduces to $40 million on December 31, 2002, to $35 million on December 31, 2003 and to $30 million on December 31, 2004. The facility expires on December 31, 2005. As of September 30, 2000, there was $30 million outstanding under the facility.

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

CUSTOMER AND INDUSTRY CONCENTRATION. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 38% of the Company's revenues during the nine months ended September 30, 2000. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

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

                                 VDI MULTIMEDIA

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

1.         Election of Directors

The following individuals were elected as directors at the Annual Meeting of
Shareholders:

               Name                           Votes For           Votes Withheld
               ----                           ---------           --------------

           R. Luke Stefanko                   5,999,371               11,400
           Haig S. Bagerdijan                 5,999,371               11,400
           Robert A. Baker                    5,999,371               11,400
           Greggory J. Hutchins               5,999,371               11,400
           Robert M. Loeffler                 5,999,371               11,400

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A)    EXHIBIT NO.              DESCRIPTION
           -----------              -----------

            10.1 Second Amended and Restated Credit Agreement (Filed with the SEC on November 14, 2000 as an exhibit to the Company's Form 10-Q and incorporated herein by reference)

    (B)    REPORTS ON FORM 8-K
           -------------------

               The Company filed a Current Report on Form 8-K covering Item 4 above on or about July 26, 2000 relating to changes in the Company's management and board of directors.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             VDI MULTIMEDIA



DATE:   May 9, 2001          BY:/s/  Alan Steel
                                ------------------------------
                                Alan Steel
                                Executive Vice President, Finance
                                  and Administration (duly authorized officer
                                  and principal financial officer)