Form 10-Q
period 2001-03-31
VDI MULTIMEDIA
filed 2001-05-15
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q


             (Mark One)

             X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act - of 1934.

             For the quarterly period ended March 31, 2001 or

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

             Yes     X     No ____
                 --------


As of May 10, 2001, there were 9,046,004 shares of the registrant's common stock outstanding.


                                 VDI MULTIMEDIA
                           CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                                                     December 31,          March 31,
                                                                         2000                2001
                                                                                          (unaudited)
Current assets:
Cash and cash equivalents                                           $     769,000       $   1,180,000
Accounts receivable, net of allowances for doubtful
   accounts of $1,473,000 and $1,417,000, respectively                 16,315,000          15,436,000
Notes receivable from officers                                          1,001,000           1,001,000
Income tax receivable                                                   1,362,000           1,422,000
Inventories                                                             1,031,000           1,116,000
Prepaid expenses and other current assets                               2,066,000           2,095,000
Deferred income taxes                                                   1,574,000           1,574,000
                                                                    -------------       -------------
Total current assets                                                   24,118,000          23,824,000

Property and equipment, net                                            25,236,000          25,334,000
Other assets, net                                                         920,000             912,000
Goodwill and other intangibles, net                                    27,387,000          27,298,000
                                                                    -------------       -------------
Total assets                                                        $  77,661,000       $  77,368,000
                                                                    =============       =============
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                    $   8,850,000       $   7,676,000
Accrued expenses                                                        2,513,000           3,480,000
Current portion of capital lease obligations                               54,000              34,000
                                                                    -------------       -------------
Total current liabilities                                              11,417,000          11,190,000
                                                                    -------------       -------------
Deferred income taxes                                                   2,271,000           2,083,000
Notes payable, less current portion                                    31,024,000          31,024,000
Capital lease obligations, less current portion                            30,000              21,000
Derivative valuation liability                                                  -             279,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
   none outstanding                                                             -                   -
Common stock - no par value; 50,000,000 authorized;
   9,162,670 and 9,046,004, respectively, issued
   and outstanding                                                     18,272,000          18,012,000
Comprehensive income - FAS 133                                                  -             283,000
Retained earnings                                                      14,647,000          14,476,000
                                                                    -------------       -------------
Total shareholders' equity                                             32,919,000          32,771,000
                                                                    -------------       -------------
Total liabilities and shareholders' equity                          $  77,661,000       $  77,368,000
                                                                    =============       =============


          See accompanying notes to consolidated financial statements.


                                 VDI MULTIMEDIA
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 2000              2001
                                                                 ----              ----
Revenues                                                     $  19,090,000     $  19,108,000
Cost of goods sold                                             (10,885,000)      (12,643,000)
                                                             -------------     -------------
Gross profit                                                     8,205,000         6,465,000
Selling, general and administrative expense                     (5,335,000)       (5,499,000)
                                                             -------------     -------------
Operating income                                                 2,870,000           966,000
Interest expense, net                                             (685,000)         (785,000)
Derivative fair value change (Note 5)                                    -          (253,000)
                                                             -------------     -------------
Income (loss) before income taxes                                2,185,000           (72,000)
(Provision for) benefit from income taxes                         (898,000)           40,000
                                                             -------------     -------------
Income (loss) before adoption of SAB 101 (2000)
   and FAS 133 (2001)                                            1,287,000           (32,000)
Cumulative effect of adopting SAB 101 (2000)
   and FAS 133 (2001)                                             (322,000)         (139,000)
                                                             -------------     -------------
Net income (loss)                                            $     965,000     $    (171,000)
                                                             =============     =============
Earnings per share:
Basic:
Income (loss) per share before
   adoption of SAB 101 (2000) and FAS 133 (2001)             $       0.14      $           -
Cumulative effect of adopting SAB 101 (2000)
   and FAS 133 (2001)                                               (0.04)             (0.02)
                                                             ------------      -------------
Net income (loss)                                            $       0.10      $       (0.02)
                                                             ============      =============
Weighted average number of shares                               9,214,808          9,136,559
Diluted:
Income (loss) per share before
   adoption of SAB 101 (2000) and FAS 133 (2001)             $       0.13      $           -
Cumulative effect of adopting SAB 101 (2000)
   and FAS 133 (2001)                                               (0.03)             (0.02)
                                                             ------------      -------------
Net income (loss)                                            $       0.10      $       (0.02)
                                                             ============      =============
Weighted average number of shares including
   the dilutive effect of stock options                         9,848,996          9,145,516


          See accompanying notes to consolidated financial statements.


                                 VDI MULTIMEDIA
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    2000                 2001
                                                                    ----                 ----
Cash flows from operating activities:
Net income                                                   $     965,000         $    (171,000)
Adjustments to reconcile net income
   to net cash provided by operating activities:
Depreciation and amortization                                    1,311,000             1,649,000
Provision for doubtful accounts                                    144,000               143,000
Deferred income taxes                                              392,000              (327,000)
Other non cash items                                                     -               323,000
Cumulative effect of adopting SAB 101                              322,000                     -
Cumulative effect of adopting FAS 133                                    -               139,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                        (219,000)              736,000
Decrease (increase) in inventories                                  95,000               (85,000)
(Increase) in prepaid expenses and
   other current assets                                           (676,000)              (29,000)
Decrease in other assets                                            14,000                 8,000
(Decrease) in accounts payable.                                   (833,000)           (1,174,000)
Increase in accrued expenses                                       532,000             1,246,000
(Decrease) in income taxes payable                                (842,000)              (60,000)
                                                             -------------         -------------
Net cash provided by operating activities                        1,205,000             2,398,000
                                                             -------------         -------------
Cash used in investing activities:
Capital expenditures                                            (2,178,000)           (1,325,000)
Net cash paid for acquisitions                                    (299,000)             (333,000)
                                                             --------------        -------------
Net cash used in investing activities                           (2,477,000)           (1,658,000)

Cash flows from financing activities:
Repurchase of common stock                                               -              (300,000)
Proceeds from exercise of stock options                            165,000                     -
Repayment of notes payable                                      (1,459,000)                    -
Repayment of capital lease obligations                             (61,000)             (29,000)
                                                             --------------        -------------
Net cash used in financing activities                           (1,355,000)             (329,000)
Net (decrease) increase in cash                                 (2,627,000)              411,000
Cash at beginning of period                                      3,030,000               769,000
                                                             ------------          -------------
Cash at end of period                                        $     403,000         $   1,180,000
                                                             =============         =============
Supplemental disclosure of cash flow information
Cash paid for:
Interest                                                     $     685,000         $     565,000
                                                             =============         =============
Income tax                                                   $     820,000         $      37,000
                                                             =============         =============

           See accompanying notes to consolidated financial statements

                                 VDI MULTIMEDIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001


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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2000.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

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

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other income. See Note 5 for further detail.

NOTE 3 - STOCK REPURCHASE

     In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. In September 2000, the board of directors authorized the Company to allocate an additional $5,000,000 to purchase its common stock. As of March 31, 2001, the Company had repurchased 860,766 shares of the Company's common stock in connection with this program.

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE

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

     The Agreement also contains covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limits the amount of capital expenditures. By December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years' and 2000 results. The bank waived compliance with the covenants and amended the Agreement in April 2001. In connection with the amendment, the Company paid the banks $225,000 which will be expensed in the second quarter of 2001.

NOTE 5  -  DERIVATIVE AND HEDGING ACTIVITIES

     The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notional amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50%, plus the applicable LIBOR margin, not to exceed 2.75%. FAS 133 requires that the hedge contract be "marked-to-market" at the time of adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the hedge contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the theoretical value of the hedge contract at the beginning and end of such quarter. By the end of the hedge contract, the initial cumulative-effect type adjustment and any amounts recognized as income or expense will reverse to zero as the contract will then have no further theoretical value. Other than the economic impact of fixing the interest rate, the amount of income and expense required by application of FAS 133 does not impact the Company's cash flow. The effect of adopting FAS 133 was to record the following adjustments:

                                                  Increase (Decrease) Income
                                        ---------------------------------------------
                                        Derivative    (Provision for)   Net Derivative
                                        Fair Value     Benefit from       Fair Value
                                          Change       Income Taxes         Change
                                        -----------    ------------      ------------
1. Initial cumulative-effect type
   adjustment                           $ (309,000)     $  170,000       $ (139,000)
                                        ==========      ==========       ==========
2. Amortization of cumulative-effect
   type adjustment                      $   26,000      $  (14,000)      $   13,000

3. Difference in the derivative
   fair value between the
   beginning and end of the
   quarter                                (279,000)        153,000         (126,000)
                                        ----------      ----------       ----------
                                        $ (253,000)     $  139,000       $ (113,000)
                                        ==========      ==========       ==========

                                 VDI MULTIMEDIA
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

     REVENUES. Revenues increased by $0.01 million or 0.1% to $19.1 million for the three-month period ended March 31, 2001, compared to $19.0 million for the three-month period ended March 31, 2000.

     GROSS PROFIT. Gross profit decreased $1.7 million or 21.2% to $6.5 million for the three-month period ended March 31, 2001, compared to $8.2 million for the three-month period ended March 31, 2000. As a percent of revenues, gross profit decreased from 43.0% to 33.8%. The decrease in gross profit as a percentage of revenues was due to higher wages related to the digital television services department, higher maintenance and equipment rental costs, and increased depreciation associated with investments in high definition equipment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.1 million, or 3.1% to $5.4 million for the three-month period ended March 31, 2001, compared to $5.3 million for the three-month period ended March 31, 2000. The fiscal 2000 quarter included $0.8 million of expenses associated with a terminated merger. As a percentage of revenues, selling, general and administrative expense increased to 28.8% for the three-month period ended March 31, 2001, compared to 27.9% for the three-month period ended March 31, 2000. This increase was due to $0.3 million of severance accruals and $0.4 million of higher consulting and administrative salary costs.

     OPERATING INCOME. Operating income decreased $1.9 million or 66.3% to $1.0 million for the three-month period ended March 31, 2001, compared to $2.9 million for the three-month period ended March 31, 2000.

     INTEREST EXPENSE. Interest expense increased $0.1 million, or 14.6%, to $0.8 million for the three-month period ended March 31, 2001, compared to $0.7 million for the three-month period ended March 31, 2000. This increase was due to increased borrowing under credit facilities.

     ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133 by recording a cumulative effect adjustment of $139,000 after tax benefit. During the quarter ended March 31, 2001, the Company recorded the difference between the derivative fair value of the Company's hedge contract at the beginning and end of the first quarter, or $279,000 ($126,000 net of tax benefit), offset by amortization of the cumulative-effect adjustment during the quarter.

     INCOME TAXES. The Company's effective tax rate was 55% for the first quarter of 2001 and 41% for the first quarter of 2000. The higher tax rate is due to the effect of permanent differences on a lower pre-tax income base.

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

     NET INCOME (LOSS). The net loss for the three-month period ended March 31, 2001 was $171,000, a decrease of $1.1 million compared to $1.0 million for the three-month period ended March 31, 2000. The Company earned $82,000, or $0.01 per share, in the current quarter before the FAS 133 adjustments.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2000.

     On March 31, 2001, the Company's cash and cash equivalents aggregated $1.2 million. The Company's operating activities provided cash of $2.4 million for the three months ended March 31, 2001.

     The Company's investing activities used cash of $1.7 million in the three months ended March 31, 2001. The Company spent approximately $1.3 for the addition and replacement of capital equipment and for investments in digital television services equipment and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company's financing activities used cash of $0.3 million in the three months ended March 31, 2001.

     In September 2000, the Company signed a $45 million revolving credit facility agented by Union Bank of California. The new facility provides the Company with funding for capital expenditures, working capital needs and support for its acquisition strategies. The amount available under the facility reduces to $40 million on December 31, 2002, to $35 million on December 31, 2003 and to $30 million on December 31, 2004. The facility expires on December 31, 2005. As of March 31, 2001, there was $31 million outstanding under the facility.

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

CUSTOMER AND INDUSTRY CONCENTRATION. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 33% of the Company's revenues during the three months ended March 31 2001. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK. The Company's market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate ("LIBOR"). The Company had borrowings of $31,024,000 at March 31, 2001 under a credit agreement and may borrow up to an additional $14 million subject to the level of Company assets (borrowing base). Amounts outstanding under the credit agreement bear interest at the bank's reference rate plus a base rate margin not to exceed 1.00%, or, at the Company's election, at LIBOR plus a LIBOR margin not to exceed 2.75%.

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

                                 VDI MULTIMEDIA

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          10.1 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated April 5, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (1)

          10.2 Form of indemnity  agreement.

          (1) Filed with the Securities and Exchange Commission on April 11, 2001 as an exhibit to the Company's Form 10-K and incorporated herein by reference.

(b) Reports On Form 8-K

          None.


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             VDI MULTIMEDIA



DATE:   May 15, 2001          BY:/s/  Alan Steel
                                ------------------------------
                                Alan Steel
                                Executive Vice President, Finance
                                  and Administration (duly authorized officer
                                  and principal financial officer)