Form 10-Q
period 2001-06-30
POINT 360
filed 2001-08-14
CIK 1014733

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

                                    Point.360
              ---------------------------------------------------
                     (Exact Name of Registrant as Specified)

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

                                 VDI MultiMedia
                     -------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X     No ____
                 --------


As of July 20, 2001, there were 9,046,004 shares of the registrant's common stock outstanding.

                                    POINT.360
                            (formerly VDI MultiMedia)
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                     December 31,           June 30,
                                                                         2000                 2001
                                                                                           (unaudited)
Current assets:
Cash and cash equivalents                                          $      769,000       $       536,000

Accounts receivable, net of allowances for doubtful
   accounts of $1,473,000 and $686,000, respectively                   16,315,000            12,823,000
Notes receivable from officers                                          1,001,000             1,037,000
Income tax receivable                                                   1,362,000             2,193,000
Inventories                                                             1,031,000             1,102,000
Prepaid expenses and other current assets                               2,066,000             2,012,000
Deferred income taxes                                                   1,574,000             1,089,000
                                                                   --------------        --------------
Total current assets                                                   24,118,000            20,792,000

Property and equipment, net                                            25,236,000            24,523,000
Other assets, net                                                         920,000               914,000
Goodwill and other intangibles, net                                    27,387,000            27,032,000
                                                                   --------------        --------------
Total assets                                                       $   77,661,000        $   73,261,000
                                                                   ==============        ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                   $    8,850,000        $    5,406,000
Accrued expenses                                                        2,513,000             3,188,000
Current portion of notes payable                                                -            29,950,000
Current portion of capital lease obligations                               54,000                46,000
                                                                   --------------        --------------
Total current liabilities                                              11,417,000            38,590,000
                                                                   --------------        --------------

Deferred income taxes                                                   2,271,000             2,231,000
Notes payable, less current portion                                    31,024,000                     -
Capital lease obligations, less current portion                            30,000                40,000
Derivative valuation liability                                                  -               250,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
  none outstanding                                                              -
Common stock - no par value; 50,000,000 authorized; 9,162,670
  and 9,046,004 shares issued and outstanding, respectively            18,272,000            18,082,000
Comprehensive income - FAS 133                                                  -               268,000
Retained earnings                                                      14,647,000            13,800,000
                                                                    -------------        --------------
Total shareholders' equity                                             32,919,000            32,140,000
                                                                    -------------        --------------
Total liabilities and shareholders' equity                          $  77,661,000        $   73,261,000
                                                                    =============        ==============


          See accompanying notes to consolidated financial statements.


                                    POINT.360
                            (formerly VDI MultiMedia)
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30,                             June 30,
                                                                        --------                             --------
                                                                 2000              2001               2000               2001
                                                                 ----              ----               ----               ----
Revenues                                                     $ 18,480,000      $ 16,446,000       $ 37,570,000       $ 35,554,000
Cost of goods sold                                            (11,321,000)      (11,487,000)       (22,206,000)       (24,130,000)
                                                             ------------      ------------       ------------       ------------
Gross profit                                                    7,159,000         4,959,000         15,364,000         11,424,000
Selling, general and administrative expense                    (5,005,000)       (5,518,000)       (10,340,000)       (11,017,000)
                                                             ------------      ------------       ------------       ------------
Operating income (loss)                                         2,154,000          (559,000)         5,024,000            407,000
Interest expense, net                                            (703,000)         (734,000)        (1,388,000)        (1,519,000)
Derivative fair value change (Note 5)                                   -            44,000                  -           (209,000)
                                                             ------------      ------------       ------------       ------------
Income (loss) before income taxes                               1,451,000        (1,249,000)         3,636,000         (1,321,000)
(Provision for) benefit from income taxes                        (665,000)          573,000         (1,564,000)           613,000
                                                             ------------      ------------       ------------       ------------
Income (loss) before adoption of SAB 101 (2000)
   and FAS 133 (2001)                                             786,000          (676,000)         2,072,000           (708,000)
Cumulative effect of adopting SAB 101 (2000)
   and FAS 133 (2001)                                                   -                 -           (322,000)          (139,000)
                                                             ------------      ------------       ------------       ------------
Net income (loss)                                            $    786,000      $   (676,000)      $  1,750,000       $   (847,000)

                                                             ============      ============       ============       ============
Other comprehensive income:
Derivative fair value change                                 $          -      $     15,000       $          -       $    268,000
                                                             ------------      ------------       ------------       ------------
Comprehensive income (loss)                                  $    786,000      $   (661,000)      $  1,750,000       $   (579,000)
                                                             ============      ============       ============       ============

Earnings per share:
Basic:
Income (loss) per share before adoption
  of SAB 101 (2000) and FAS 133 (2001)                       $       0.09      $      (0.07)      $      0.22        $      (0.08)
Cumulative effect of adopting SAB 101 (2000)
  and FAS 133 (2001)                                                    -                 -             (0.03)              (0.02)
                                                             ------------      ------------       -----------        ------------
Net income (loss)                                            $       0.09      $      (0.07)      $      0.19        $      (0.10)
                                                             ============      ============       ===========        ============
Weighted average number of shares                               9,238,843         9,046,004         9,226,825           9,090,387

Diluted:
Income (loss) per share before adoption
  of SAB 101 (2000) and FAS 133 (2001)                       $       0.08      $      (0.07)      $      0.21        $      (0.08)
Cumulative effect of adopting SAB 101 (2000)                            -                 -             (0.03)              (0.01)
  and FAS 133 (2001)
                                                             ------------      ------------       -----------        ------------
Net income (loss)                                            $       0.08      $      (0.07)      $      0.18        $      (0.09)
                                                             ============      ============       ===========        ============
Weighted average number of shares including
  the dilutive effect of stock options                          9,472,899         9,092,319         9,660,947           9,133,069


          See accompanying notes to consolidated financial statements.


                                    POINT.360
                            (formerly VDI MultiMedia)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                         March 31,
                                                                  2000                  2001
                                                                 ----                   ----
Cash flows from operating activities:
Net income (loss)                                            $   1,750,000         $    (847,000)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                    2,720,000             3,465,000
Provision for doubtful accounts                                    169,000               279,000
Deferred income taxes                                              112,000               306,000
Other non cash item                                                      -               378,000
Cumulative effect of adopting SAB 101                              322,000                     -
Cumulative effect of adopting FAS 133                                    -               139,000

Changes in assets and liabilities:
Decrease in accounts receivable                                  2,415,000             3,213,000
Decrease (increase) in inventories                                 100,000               (71,000)
(Increase) decrease in prepaid expenses and
  other current assets                                            (759,000)               54,000
(Increase) in other assets                                         (79,000)              (30,000)
Increase (decrease) in accounts payable                            470,000            (3,444,000)
(Decrease) increase in accrued expenses                            (93,000)              925,000
Decrease in income taxes payable                                (1,393,000)             (831,000)
                                                             -------------         -------------
Net cash provided by operating activities                        5,734,000             3,536,000
                                                             -------------         -------------
Cash used in investing activities:
Capital expenditures                                            (5,228,000)           (1,846,000)
Net cash paid for acquisitions                                    (481,000)             (508,000)
                                                             -------------         -------------
Net cash used in investing activities                           (5,709,000)           (2,354,000)
                                                             -------------         -------------
Cash flows used in financing activities:
Change in revolving credit agreement                             2,500,000                     -
Repurchase of common stock                                               -              (300,000)
Proceeds from exercise of stock options                            195,000                     -
Repayment of notes payable                                      (5,409,000)           (1,074,000)
Repayment of capital lease obligations                            (108,000)              (41,000)
                                                             -------------         -------------
Net cash used in financing activities                           (2,822,000)           (1,414,000)
                                                             -------------         -------------
Net (decrease) in cash                                          (2,797,000)             (233,000)
Cash and cash equivalents at beginning of period                 3,030,000               769,000
                                                             -------------         -------------
Cash and cash equivalents at end of period                   $     233,000         $     536,000
                                                             =============         =============

Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                     $   1,066,000         $   1,306,000
                                                             =============         =============
Income tax                                                   $   3,854,000         $      52,000
                                                             =============         =============
Non-financing activities:
Capital lease obligations incurred                           $           -         $      43,000
                                                             =============         =============


           See accompanying notes to consolidated financial statements

                                    POINT.360
                            (formerly VDI MultiMedia)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

NOTE 1 - THE COMPANY

        Point.360 (the "Company") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, digitize, archive and ultimately distribute its clients' video content.

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

        Since January 1, 1997, the Company has successfully completed eight acquisitions of companies providing similar services. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, the Company believes it is one of the largest and most diversified providers of technical and distribution services to the entertainment and advertising industries, and is therefore able to offer its customers a single source for such services at prices that reflect the Company's scale economies.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2000.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The effect of applying this Staff Accounting Bulletin has been accounted for as a change in accounting principle, with a cumulative charge of $322,000, or $0.03 per share, being recorded on that date. Previously, the Company had recognized revenues from certain post production services as work was performed. Under SAB 101, the Company now recognizes these revenues when all services have been completed. As a result of adopting SAB 101, revenue recognized in the three and six month periods ended June 30, 2000, which was included in the cumulative effect adjustment, was $555,000.

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

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142", respectively). FAS 141 replaces Accounting Principals Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS No. 141 will be reclassified to goodwill. The Company will be required to perform a transitional goodwill impairment assessment. The Company is in the process of evaluating the impact of adopting FAS 141 and FAS 142.

NOTE 3 - STOCK REPURCHASE

        In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. In September 2000, the board of directors authorized the Company to allocate an additional $5,000,000 to purchase its common stock. As of June 30, 2001, the Company had repurchased 860,766 shares of the Company's common stock in connection with this program.

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE

        In November 1998, the Company borrowed $29,000,000 on a term loan with a bank, payable in 60 monthly installments of $483,000 plus interest. The term loan was repaid in 2000 with the proceeds of a new borrowing arrangement with a group of banks.

        In September 2000, the Company entered into a credit agreement ("Agreement") with a group of banks providing a revolving credit facility of up to $45,000,000. The purpose of the facility was to repay previously outstanding amounts under a prior agreement with a bank, fund working capital and capital expenditures and for general corporate purposes including up to $5,000,000 of stock repurchases under the Company's repurchase program. The Agreement provides for interest at the banks' reference rate, the federal funds effective rate plus 0.5%, or a LIBOR adjusted rate. Loans made under the Agreement are collateralized by substantially all of the Company's assets. The borrowing base under the Agreement is limited to 90% of eligible accounts receivable, 50% of inventory and 100% of operating machinery and equipment, which percentages decline after 2001 for receivables and equipment. The Agreement provided that the aggregate commitment will decline by $5,000,000 on each December 31 beginning in 2002 until expiration of the entire commitment on December 31, 2005.

        The Agreement also contains covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limits the amount of capital expenditures. By December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years' and 2000 results. The bank waived compliance with the covenants and amended the Agreement in April 2001. In connection with the amendment, the Company paid the banks $225,000 which was expensed in the second quarter of 2001.

        As of April 30, May 31 and June 30, 2001, outstanding amounts under the line of credit exceeded the borrowing base. On June 11 and July 20, 2001, the Company entered into amendment and forbearance agreements with the banks which required the Company to repay the amount of excess borrowings and amended the Agreement to reduce the aggregate commitment from $45,000,000 to $30,050,000 until the expiration of the commitment on December 31, 2005. In August 2001, the Company did not make required debt payments which created a breach of the amendment and forbearance agreements. As a consequence of the breach, all amounts outstanding under the credit facility is immediately due and payable and , therefore, has been reclassified as a current liability as of June 30, 2001. The Company is negotiating with the banks for an additional forbearance.

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

                                                                 Increase (Decrease) Income
                                                       ---------------------------------------------
                                                       Derivative    (Provision for)   Net Derivative
                                                       Fair Value     Benefit from       Fair Value
                                                         Change       Income Taxes         Change
                                                       -----------    ------------      ------------
For the three months ended June 30, 2001:
1. Amortization of cumulative-effect type
   adjustment                                          $    15,000     $    (7,000)     $     8,000

2. Difference in the derivative fair value
   between the beginning and end of the quarter             29,000         (14,000)          15,000
                                                       -----------     -----------      -----------
                                                       $    44,000     $   (21,000)     $    23,000
                                                       ===========     ===========      ===========
For the six months ended June 30, 2001:

1. Initial cumulative-effect type adjustment
                                                       $  (309,000)    $   170,000      $  (139,000)
2. Amortization of cumulative-effect type
   adjustment                                               41,000         (20,000)          21,000

3. Difference in the derivative fair value
   between the beginning and end of the period            (250,000)         98,000         (152,000)
                                                       -----------     -----------      -----------
                                                       $  (518,000)    $   248,000      $  (270,000)
                                                       ===========     ===========      ===========

                                    POINT.360
                            (formerly VDI MultiMedia)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

        REVENUES. Revenues decreased by $2.1 million or 11% to $16.4 million for the three-month period ended June 30, 2001, compared to $18.5 million for the three-month period ended June 30, 2001 due to a decline in studio post production sales.

        GROSS PROFIT. Gross profit decreased $2.2 million or 30.7% to $5.0 million for the three-month period ended June 30, 2001, compared to $7.2 million for the three-month period ended June 30, 2000. As a percent of revenues, gross profit decreased from 38.7% to 30.2%. The decrease in gross profit as a percentage of revenues was due to higher wages related to the digital television services department, higher maintenance and equipment rental costs, and increased depreciation associated with investments in high definition equipment.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.5 million, or 10.2% to $5.5 million for the three-month period ended June 30, 2001, compared to $5.0 million for the three-month period ended June 30, 2000. As a percentage of revenues, selling, general and administrative expense increased to 33.6% for the three-month period ended June 30, 2001, compared to 27.1% for the three-month period ended June 30, 2000. This increase was due to $0.4 million of bank agreement restructuring charges, and $0.3 million of employee benefit plan one-time expense, offset by other cost reductions.

        OPERATING INCOME. Operating income (loss) decreased $2.7 million to $(0.5) million for the three-month period ended June 30, 2001, compared to $2.2 million for the three-month period ended June 30, 2000.

        INTEREST EXPENSE. Interest expense for the three-month ended June 30, 2001 of $0.7 million was the same as that of the three-month period ended June 30, 2001 of $0.7 million.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. During the quarter ended June 30, 2001, the Company recorded the difference between the derivative fair value of the Company's interest rate hedge contract at the beginning and end of the second quarter, or $29,000 ($15,000 net of tax benefit), and amortization of the cumulative-effect adjustment during the quarter.

        INCOME TAXES. The Company's effective tax rate was 46% for the second quarter of 2001 and 46% for the second quarter of 2000.

        NET INCOME (LOSS). The net income (loss) for the three-month period ended June 30, 2001 was $(0.6) million, a decrease of $1.4 million compared to $0.8 million for the three-month period ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

        REVENUES. Revenues decreased by $2.0 million or 5.4% to $35.6 million for the six-month period ended June 30, 2001, compared to $37.6 million for the six-month period ended June 30, 2000 due to a decline in studio post production sales in the second quarter.

        GROSS PROFIT. Gross profit decreased $3.9 million or 25.6% to $11.4 million for the six-month period ended June 30, 2001, compared to $15.4 million for the six-month period ended June 30, 2000. As a percent of revenues, gross profit decreased from 40.9% to 32.1%. The decrease in gross profit as a percentage of revenues was due to higher wages related to the digital television services department, higher maintenance and equipment rental costs, and increased depreciation associated with investments in high definition equipment.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.7 million, or 6.5% to $11.0 million for the six-month period ended June 30, 2001, compared to $10.3 million for the six-month period ended June 30, 2000. As a percentage of revenues, selling, general and administrative expense increased to 31.0% for the six-month period ended June 30, 2001, compared to 27.5% for the six-month period ended June 30, 2000. The fiscal 2000 period included $0.8 million of expenses associated with a terminated merger. The 2001 period included $0.4 million of bank agreement restructuring charges, $0.3 million of employee benefit plan one-time change expense, $0.2 million of severance accruals, $0.3 million of consulting expense associated with the Company's rebranding efforts and higher administrative salary costs.

        OPERATING INCOME. Operating income decreased $4.6 million or 91.9% to $0.4 million for the six-month period ended June 30, 2001, compared to $5.0 million for the six-month period ended June 30, 2000.

        INTEREST EXPENSE. Interest expense increased $0.1 million, or 9.4%, to $1.5 million for the six-month period ended June 30, 2001, compared to $1.4 million for the six-month period ended June 30, 2000.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133 by recording a cumulative effect adjustment of $139,000 after tax benefit. During the six months ended June 30, 2001, the Company recorded the difference between the derivative fair value of the Company's hedge contract at the beginning and end of the period, or $209,000 ($112,000 net of tax benefit), offset by amortization of the cumulative-effect adjustment during the quarter.

        INCOME TAXES. The Company's effective tax rate was 48% for the first half of 2001 and 43% for the first half of 2000. The higher tax rate is due to the effect of permanent differences on a lower pre-tax income base.

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

        NET INCOME (LOSS). The net income (loss) for the six-month period ended June 30, 2001 was $(0.8), a decrease of $2.6 million compared to a profit of $1.8 million for the six-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2000.

        On June 30, 2001, the Company's cash and cash equivalents aggregated $0.5 million. The Company's operating activities provided cash of $3.5 million for the six months ended June 30, 2001.

        The Company's investing activities used cash of $2.4 million in the six months ended June 30, 2001. The Company spent approximately $1.9 for the addition and replacement of capital equipment and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company also made $0.5 million in acquisition earn-out payments in the six months ended June 30, 2001.

        In September 2000, the Company signed a $45 million revolving credit facility agented by Union Bank of California. The amount of the commitment was reduced to $30 million in July 2001. The facility provides the Company with funding for capital expenditures, working capital needs and support for its acquisition strategies. The facility expires on December 31, 2005. As of June 30, 2001, there was $30 million outstanding under the facility, which amount was in excess of the permitted borrowing base by $1.0 million.

        Due to lower sales levels in the quarter ended June 30, 2001, the borrowing base (eligible accounts receivable, inventory and machinery and equipment) securing the Company's bank line of credit was less than the amount borrowed under the line. Consequently, the Company was in breach of certain covenants. On June 11 and on July 20, 2001, the Company entered into amendment and forbearance agreements with the banks and agreed to repay the overdraft amount in weekly increments. In August 2001, the Company failed to meet the repayment schedule and again entered discussions with the banks, which discussions are ongoing.

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

        The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

    o   Recent history of losses and breach of credit agreement covenants.
    o   Our highly competitive marketplace.
    o   The risks associated with dependence upon significant customers.
    o   Our ability to execute our expansion strategy.
    o   The uncertain ability to manage growth.
    o   Our  dependence   upon  and  our  ability  to  adapt  to   technological
        developments.
    o   Dependence on key personnel.
    o   Our ability to maintain and improve service quality.
    o Fluctuation in quarterly operating results and seasonality in certain of our markets.
    o Possible significant influence over corporate affairs by significant shareholders.

These risk factors are discussed further below.

RECENT HISTORY OF LOSSES AND CASH CONSTRAINTS. The Company has reported losses for each of the three fiscal quarters ended June 30, 2001 due, in part, to lower gross margins and lower sales levels. These factors caused the Company to breach certain covenants of its credit facility. The breaches were temporarily cured based on amendments and forbearance agreements among the Company and the banks which called for, among other provisions, scheduled payments to reduce amounts owed to the banks to the permitted borrowing base. In August 2001, the Company failed to meet the repayment schedule and was once again in breach of the credit facility. We cannot be sure a mutually satisfactory agreement with the banks will be reached upon completion of current negotiations or, if successful, that the Company will not again breach established covenants.

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

CUSTOMER AND INDUSTRY CONCENTRATION. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 35% of the Company's revenues during the six months ended June 30, 2001. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

EXPANSION STRATEGY. Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business. Even though we have completed eight acquisitions in the last four fiscal years, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems.

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

MANAGEMENT OF GROWTH. During the three years ended December 31, 1999, we experienced rapid growth that resulted in new and increased responsibilities for management personnel and placed and continues to place increased demands on our management, operational and financial systems and resources. To accommodate this growth, compete effectively and manage future growth, we will be required to continue to implement and improve our operational, financial and management information systems, and to expand, train, motivate and manage our work force. We cannot be sure that the Company's personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to do so could have a material adverse effect on our financial condition, results of operations and prospects.

DEPENDENCE ON TECHNOLOGICAL DEVELOPMENTS. Although we intend to utilize the most efficient and cost-effective technologies available for telecine, high definition formatting, editing, coloration and delivery of video content, including digital satellite transmission, as they develop, we cannot be sure that we will be able to adapt to such standards in a timely fashion or at all. We believe our future growth will depend in part, on our ability to add to these services and to add customers in a timely and cost-effective manner. We cannot be sure we will be successful in offering such services to existing customers or in obtaining new customers for these services, including the Company's significant investment in high definition technology in 2000. We intend to rely on third party vendors for the development of these technologies and there is no assurance that such vendors will be able to develop such technologies in a manner that meets the needs of the Company and its customers. Any material interruption in the supply of such services could materially and adversely affect the Company's financial condition, results of operations and prospects.

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

CONTROL BY PRINCIPAL SHAREHOLDER; POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's Chairman, President and Chief Executive Officer, R. Luke Stefanko, beneficially owned approximately 27% of the outstanding common stock as of June 30, 2001. Mr. Stefanko's ex-spouse owned approximately 25% of the common stock on that date. Together, they owned approximately 53%. In August 2000 and May 2001, Mr. Stefanko was granted one-time proxies to vote his ex-spouse's shares in connection with the election of directors at the Company's annual meetings. By virtue of his stock ownership, Mr. Stefanko may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company's Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the "Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        MARKET RISK. The Company's market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate ("LIBOR"). The Company had borrowings of $30 million at June 30, 2001 under a credit agreement. Amounts outstanding under the credit agreement bear interest at the bank's reference rate plus a base rate margin not to exceed 1.00%, or, at the Company's election, at LIBOR plus a LIBOR margin not to exceed 2.75%.

        The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notional amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50%, plus the applicable LIBOR margin, not to exceed 2.75%.

                                    POINT.360
                            (formerly VDI MultiMedia)

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

   10.1 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated April 5, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (1)

   10.2 Second Amendment to Second Amended and Restated Credit Agreement and Forbearance dated June 11, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders.

   10.3 Third Amendment to Second Amended and Restated Credit Agreement and Forbearance dated July 20, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders.

   10.4 Employment Agreement dated June 7, 2001 between the Company and R. Luke Stefanko.

   10.5     Employment Agreement dated June 7, 2001 between the Company and Alan
            R. Steel.

   10.6 Employment Agreement dated June 7, 2001 between the Company and Neil Nguyen.

            -----------------------

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

                                 VDI MULTIMEDIA

DATE:  August 14, 2001           BY:    /s/ Alan Steel
                                 ----------------------------------
                                 Alan Steel
                                 Executive Vice President,
                                 Finance and Administration
                                 (duly authorized officer and
                                  principal financial officer)