Form 10-Q
period 2001-09-30
POINT 360
filed 2001-11-14
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q


             (Mark One)

             X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act - of 1934.

             For the quarterly period ended September 30, 2001 or

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

             Yes     X     No ____
                 --------


As of October 20, 2001, there were 9,046,004 shares of the registrant's common stock outstanding.

                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                     December 31,           September 30,
                                                                        2000                    2001
                                                                                             (unaudited)
Current assets:
Cash and cash equivalents                                           $     769,000           $   1,092,000
Accounts receivable, net of allowances for doubtful
   accounts of $1,473,000 and $868,000, respectively                   16,315,000              12,442,000
Notes receivable from officers                                          1,001,000               1,039,000
Income tax receivable                                                   1,362,000               2,030,000
Inventories                                                             1,031,000               1,000,000
Prepaid expenses and other current assets                               2,066,000               1,930,000
Deferred income taxes                                                   1,574,000               1,395,000
                                                                    -------------           -------------
Total current assets                                                   24,118,000              20,928,000

Property and equipment, net                                            25,236,000              23,699,000
Other assets, net                                                         920,000                 886,000
Goodwill and other intangibles, net                                    27,387,000              26,999,000
                                                                    -------------           -------------
Total assets                                                        $  77,661,000           $  72,512,000
                                                                    =============           =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                    $   8,850,000           $   4,978,000
Accrued expenses                                                        2,513,000               3,710,000
Current portion of notes payable                                                -              29,249,000
Current portion of capital lease obligations                               54,000                  59,000
                                                                    -------------           -------------
Total current liabilities                                              11,417,000              37,996,000
                                                                    -------------           -------------

Deferred income taxes                                                   2,271,000               2,395,000
Notes payable, less current portion                                    31,024,000                       -
Capital lease obligations, less current portion                            30,000                  48,000
Derivative valuation liability                                                  -                 682,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding          -                       -
Common stock - no par value; 50,000,000 authorized; 9,162,670
   and 9,046,004 shares issued and outstanding, respectively           18,272,000              18,082,000
Comprehensive income - FAS 133                                                  -                 253,000
Retained earnings                                                      14,647,000              13,056,000
                                                                    -------------           -------------
   Total shareholders' equity                                          32,919,000              31,391,000
                                                                    -------------           -------------
   Total liabilities and shareholders' equity                       $  77,661,000           $  72,512,000
                                                                    =============           =============

          See accompanying notes to consolidated financial statements.


                                    POINT.360
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                        September 30,
                                                                      -------------                        -------------
                                                                 2000              2001               2000               2001
                                                                 ----              ----               ----               ----
Revenues                                                     $ 18,121,000      $ 16,905,000       $ 55,691,000       $ 52,459,000
Cost of goods sold                                            (11,413,000)      (11,419,000)       (33,618,000)       (35,549,000)
                                                             ------------      ------------       ------------       ------------
Gross profit                                                    6,708,000         5,486,000         22,073,000         16,910,000
Selling, general and administrative expense                    (4,694,000)       (4,920,000)       (15,034,000)       (15,937,000)
                                                             ------------      ------------       ------------       ------------
Operating income                                                2,014,000           566,000          7,039,000            973,000
Interest expense, net                                            (717,000)         (825,000)        (2,106,000)        (2,344,000)
Derivative fair value change (Note 5)                                   -          (417,000)                             (626,000)
                                                             ------------      ------------       ------------       ------------
Income (loss) before income taxes                               1,297,000          (676,000)         4,933,000         (1,997,000)
(Provision for) benefit from income taxes                        (485,000)          (68,000)        (2,049,000)           618,000
                                                             ------------      ------------       ------------       ------------
Income (loss) before extraordinary item and adoption
   of SAB 101 (2000) and FAS 133 (2001)                           812,000          (744,000)         2,884,000         (1,379,000)
Extraordinary item (net of tax benefit of $168,000)
   (Note 4)                                                      (232,000)                -           (232,000)                 -
Cumulative effect of adopting SAB 101 (2000)
   and FAS 133 (2001)                                                   -                 -           (322,000)          (212,000)
                                                             ------------      ------------       ------------       ------------
Net income (loss)                                            $    580,000      $   (744,000)      $  2,330,000       $ (1,591,000)
                                                             ============      ============       ============       ============

Other comprehensive income:
Derivative fair value change                                 $          -      $    (15,000)      $          -       $    253,000
                                                             ------------      ------------       ------------       ------------
Comprehensive income (loss)                                  $    580,000      $   (759,000)      $  2,330,000       $ (1,338,000)
                                                             ============      ============       ============       ============
Earnings per share:
Basic:
Income (loss) per share before extraordinary item
   and adoption of SAB 101 (2000)and FAS 133 (2001)          $       0.09      $      (0.08)      $       0.31       $      (0.15)
Extraordinary item                                                  (0.03)                -              (0.03)                 -
Cumulative effect of adopting SAB 101 (2000)
   and FAS 133 (2001)                                                   -                 -              (0.03)             (0.02)
                                                             ------------      ------------       ------------       ------------
Net income (loss)                                            $       0.06      $      (0.08)      $       0.25       $      (0.17)
                                                             ============      ============       ============       ============

Weighted average number of shares                               9,211,157         9,046,004          9,221,565          9,075,430
Diluted:
Income (loss) per share before extraordinary
   item and adoption of SAB 101 (2000) and
   FAS 133 (2001)                                            $       0.09      $      (0.08)      $       0.30       $      (0.15)
Extraordinary item                                                  (0.03)                -              (0.03)                 -
Cumulative effect of adopting SAB 101 (2000)
   and FAS 133 (2001)                                                   -             (0.03)             (0.02)                 -
                                                             ------------      ------------       ------------       ------------
Net income (loss)                                            $       0.06      $      (0.08)      $       0.24       $      (0.17)
                                                             ============      ============       ============       ============
Weighted average number of shares including
   the dilutive effect of stock options                         9,327,983         9,046,004          9,549,921          9,075,430


          See accompanying notes to consolidated financial statements.


                                    POINT.360
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended September 30,
                                                                 2000                 2001
                                                                 ----                 ----
Cash flows from operating activities:
Net income (loss)                                            $   2,330,000         $ (1,591,000)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
Depreciation and amortization                                    4,198,000            5,409,000
Provision for doubtful accounts                                    124,000              400,000
Abandonment of leasehold improvements                                7,000                    -
Other non cash item                                                      -              363,000
Deferred income taxes                                              429,000               91,000
Extraordinary item                                                 232,000                    -
Cumulative effect of adopting SAB 101                              322,000                    -
Cumulative effect of adopting FAS 133                                    -              212,000

Changes in assets and liabilities:
Decrease in accounts receivable                                  2,419,000            3,473,000
Decrease in inventories                                             81,000               31,000
(Increase) decrease in prepaid expenses and
   other current assets                                         (1,303,000)              98,000
(Increase) decrease in other assets                                 (6,000)              34,000
Increase (decrease) in accounts payable                            581,000           (3,872,000)
(Decrease) increase in accrued expenses                            (55,000)           1,879,000
Decrease in income taxes                                        (1,681,000)            (668,000)
                                                              ------------         ------------
Net cash provided by operating activities                        7,678,000            5,859,000
                                                              ------------         ------------
Cash used in investing activities:
Capital expenditures                                            (7,087,000)          (2,453,000)
Net cash paid for acquisitions                                  (1,035,000)            (956,000)
                                                              ------------         ------------
Net cash used in investing activities                           (8,122,000)          (3,409,000)
                                                              ------------         ------------
Cash flows used in financing activities:
S corporation distribution to shareholders                         (55,000)                   -
Repurchase of common stock                                        (332,000)            (300,000)
Proceeds from exercise of stock options                            256,000                    -
Deferred financing costs                                          (239,000)                   -
Proceeds from notes payable                                     31,174,000                    -
Repayment of notes payable                                     (25,892,000)          (1,775,000)
Repayment of capital lease obligations                            (157,000)             (52,000)
Repayment of revolving credit agreement                         (5,888,000)                   -
                                                              ------------         ------------
Net cash used in financing activities                           (1,133,000)          (2,127,000)
                                                              ------------         ------------
Net (decrease) increase in cash                                 (1,577,000)             323,000
Cash and cash equivalents at beginning of period                 3,030,000              769,000
                                                              ------------         ------------
Cash and cash equivalents at end of period                    $  1,453,000         $  1,092,000
                                                              ============         ============

Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                      $  2,505,000         $  2,095,000
                                                              ============         ============
Income tax                                                    $  2,415,000         $    101,000
                                                              ============         ============
Non-financing activities:
Capital lease obligations incurred                            $          -         $     75,000
                                                              ============         ============

           See accompanying notes to consolidated financial statements

                                    POINT.360
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


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

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2000.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The effect of applying this Staff Accounting Bulletin has been accounted for as a change in accounting principle, with a cumulative charge of $322,000, or $0.03 per share, being recorded on that date. Previously, the Company had recognized revenues from certain post production services as work was performed. Under SAB 101, the Company now recognizes these revenues when all services have been completed. As a result of adopting SAB 101, revenue recognized in the three and nine month periods ended September 30, 2000, which was included in the cumulative effect adjustment, was $555,000.

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

        In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. FAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under FAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS No. 141 and FAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS No. 141 will be reclassified to goodwill. The Company will be required to implement FAS No. 142 in the first quarter of fiscal 2002. In connection with the adoption of FAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is in the process of evaluating the impact of adoption of FAS 141 and 142.

        In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not have asset retirement obligations and, therefore, believes there will be no impact upon adoption of FAS No. 143.

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FAS No. 121, "Account for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. FAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is in the process of evaluating the impact of adopting FAS No. 144.

NOTE 3 - STOCK REPURCHASE

        In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. In September 2000, the board of directors authorized the Company to allocate an additional $5,000,000 to purchase its common stock. As of September 30, 2001, the Company had repurchased 860,766 shares of the Company's common stock in connection with this program.

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE

        In November 1998, the Company borrowed $29,000,000 on a term loan with a bank, payable in 60 monthly installments of $483,000 plus interest. The term loan was repaid in 2000 with the proceeds of a new borrowing arrangement with a group of banks. Deferred financing costs related to the term loan of approximately $232,000, net of $168,000 tax benefit, were concurrently written off and treated as an extraordinary item during the quarter ended September 30, 2000.

        In September 2000, the Company entered into a credit agreement ("Agreement") with a group of banks providing a revolving credit facility of up to $45,000,000. The purpose of the facility was to repay previously outstanding amounts under a prior agreement with a bank, fund working capital and capital expenditures and for general corporate purposes including up to $5,000,000 of stock repurchases under the Company's repurchase program. The Agreement provides for interest at the banks' reference rate, the federal funds effective rate plus 0.5%, or a LIBOR adjusted rate. Loans made under the Agreement are collateralized by substantially all of the Company's assets. The borrowing base under the Agreement is limited to 90% of eligible accounts receivable, 50% of inventory and 100% of operating machinery and equipment. The Agreement provided that the aggregate commitment will decline by $5,000,000 on each December 31 beginning in 2002 until expiration of the entire commitment on December 31, 2005.

        The Agreement also contains covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limits the amount of capital expenditures. By December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years' and 2000 results. The bank waived compliance with the covenants and amended the Agreement in April 2001. In connection with the amendment, the Company paid the banks a restructuring fee of $225,000 which was expensed in the second quarter of 2001.

        As of April 30, May 31 and June 30, 2001, outstanding amounts under the line of credit exceeded the borrowing base. On June 11 and July 20, 2001, the Company entered into amendment and forbearance agreements with the banks which required the Company to repay the amount of excess borrowings and amended the Agreement to reduce the aggregate commitment from $45,000,000 to $30,050,000 until the expiration of the commitment on December 31, 2005. In August 2001, the Company did not make required debt payments which created a breach of the amendment and forbearance agreements. As a consequence of the breach, the amount outstanding under the credit facility is immediately due and payable and, therefore, has been reclassified as a current liability as of September 30, 2001. The Company remains current in its interest payments to the banks and is actively engaged in renegotiating its relationship with the banks. During the nine months ended September 30, 2001, the Company made principal payments of $1,775,000.

NOTE 5 - DERIVATIVE AND HEDGING ACTIVITIES

        The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notional amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50%, plus the applicable LIBOR margin, not to exceed 2.75%. FAS 133 requires that the hedge contract be "marked-to-market" at the time of adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the hedge contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the theoretical value of the hedge contract at the beginning and end of such quarter. By the end of the hedge contract term, the initial cumulative-effect type adjustment and any amounts recognized as income or expense will reverse to zero as the contract will then have no further theoretical value, provided that the contract is in place to the end of the term. Other than the economic impact of fixing the interest rate, the amount of income and expense required by application of FAS 133 does not impact the Company's cash flow. The effect of adopting FAS 133 was to record the following adjustments:

                                                                 Increase (Decrease) Income
                                                        ---------------------------------------------
                                                        Derivative   (Provision for)   Net Derivative
                                                        Fair Value    Benefit from       Fair Value
                                                          Change      Income Taxes         Change
                                                        ----------    ------------      -------------
For the three months ended September 30, 2001:
1. Amortization of cumulative-effect type
   adjustment                                          $    15,000     $    (5,000)     $    10,000

2. Difference in the derivative fair value
   between the beginning and end of the quarter           (432,000)        134,000         (298,000)
                                                       -----------     -----------      -----------
                                                       $  (417,000)    $   129,000      $  (288,000)
                                                       ===========     ===========      ===========

For the nine months ended September 30, 2001:

1. Initial cumulative-effect type adjustment           $  (309,000)    $    97,000      $  (212,000)

2. Amortization of cumulative-effect type
   adjustment                                               56,000         (17,000)          39,000

3. Difference in the derivative fair value
   between the beginning and end of the period            (682,000)        211,000         (471,000)
                                                       -----------     -----------      -----------
                                                       $  (935,000)    $   291,000      $  (644,000)
                                                       ===========     ===========      ===========

                                    POINT.360
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

        REVENUES. Revenues decreased by $1.2 million or 7% to $16.9 million for the three-month period ended September 30, 2001, compared to $18.1 million for the three-month period ended September 30, 2000 due to a decline in studio post production sales. Additionally, the September 11, 2001 terrorist attack in New York City adversely affected sales in an indeterminable amount as freight air carriers used to deliver commercial spots were grounded by up to four days, television coverage of the events by major networks excluded normal advertising spots which are duplicated and distributed by the Company, and major studio clients shut down for several days. We estimate that September 2001 sales may have been reduced by approximately $1.0 million.

        GROSS PROFIT. Gross profit decreased $1.2 million or 18% to $5.5 million for the three-month period ended September 30, 2001, compared to $6.7 million for the three-month period ended September 30, 2000. As a percent of revenues, gross profit decreased from 37% to 32%. The decrease in gross profit as a percentage of revenues was principally due to increased depreciation associated with investments in high definition equipment and higher delivery costs for distribution services, which increases together amounted to about 4% of revenues.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense increased $0.2 million, or 5% to $4.9 million for the three-month period ended September 30, 2001, compared to $4.7 million for the three-month period ended September 30, 2000. As a percentage of revenues, selling, general and administrative expense increased to 29% for the three-month period ended September 30, 2001, compared to 26% for the three-month period ended September 30, 2000. Excluding amortization of goodwill, SG&A expenses were $4.4 million, or 26% of sales, compared to $4.3 million, or 24% of sales in the 2000 third quarter.

        OPERATING INCOME. Operating income decreased $1.4 million to $0.6 million for the three-month period ended September 30, 2001, compared to $2.0 million for the three-month period ended September 30, 2000.

        INTEREST EXPENSE. Interest expense for the three-month period ended September 30, 2001 was $0.8 million, an increase of $0.1 million from the three-month period ended September 30, 2000 due to a higher average level of debt outstanding and a 2% default rate of interest premium charged by the Company's banks.

        EXTRAORDINARY ITEM. During the quarter ended September 30, 2001, the Company wrote off $0.4 million of deferred financing costs related to prior credit facilities that were terminated. This item was treated as an extraordinary item and is reported net of income taxes.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. During the quarter ended September 30, 2001, the Company recorded the difference between the derivative fair value of the Company's interest rate hedge contract at the beginning and end of the third quarter, or $0.4 million ($0.3 million net of tax benefit), and amortization of the cumulative-effect adjustment during the quarter.

        INCOME TAXES. The Company's effective tax rate was 31% for the third quarter of 2001 and 37% for the third quarter of 2000. The reduction in effective tax rate as the result of the Company's periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        NET INCOME (LOSS). The net income (loss) for the three-month period ended September 30, 2001 was $(0.7) million, a decrease of $1.3 million compared to $0.6 million for the three-month period ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

        REVENUES. Revenues decreased by $3.2 million or 6% to $52.5 million for the nine-month period ended September 30, 2001, compared to $55.7 million for the nine-month period ended September 30, 2000 due to a decline in studio post production sales. Additionally, the September 11, 2001 terrorist attack in New York City adversely affected sales in an indeterminable amount as freight air carriers used to deliver commercial spots were grounded by up to four days, television coverage of the events by major networks excluded normal advertising spots which are duplicated and distributed by the Company, and major studio clients shut down for several days. We estimate that September 2001 sales may have been reduced by approximately $1.0 million.

        GROSS PROFIT. Gross profit decreased $5.2 million or 24% to $16.9 million for the nine-month period ended September 30, 2001, compared to $22.1 million for the nine-month period ended September 30, 2000. As a percent of revenues, gross profit decreased from 40% to 32%. The decrease in gross profit as a percentage of revenues was due to higher wages related to the digital television services department ($0.6 million, increased depreciation associated with investments in high definition equipment ($0.8 million) and higher delivery costs for distribution services ($0.7 million), all of which amounted to approximately 4% of reported revenues.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.9 million, or 6% to $15.9 million for the nine-month period ended September 30, 2001, compared to $15.0 million for the nine-month period ended September 30, 2000. As a percentage of revenues, selling, general and administrative expense increased to 30% for the nine-month period ended September 30, 2001, compared to 27% for the nine-month period ended September 30, 2000. The fiscal 2000 period included $0.8 million of expenses associated with a terminated merger. The 2001 period included $0.4 million of bank agreement restructuring charges, $0.3 million of employee benefit plan one-time change expense, $0.3 million of severance accruals, $0.3 million of consulting expense associated with the Company's rebranding efforts and higher administrative salary costs. Excluding these unusual items and amortization of goodwill of $1.3 million in 2001 and $1.2 million in 2000, selling, general and administrative expenses were $13.3 million, or 25% of sales in 2001 compared to $13 million, or 23% of sales in 2000.

        OPERATING INCOME. Operating income decreased $6.1 million or 86% to $1.0 million for the nine-month period ended September 30, 2001, compared to $7.0 million for the nine-month period ended September 30, 2000.

        INTEREST EXPENSE. Interest expense increased $0.2 million, or 10%, to $2.3 million for the nine-month period ended September 30, 2001, compared to $2.1 million for the nine-month period ended September 30, 2000 due to a higher level of average debt outstanding and a 2% default rate of interest premium charged by the Company's banks.

        EXTRAORDINARY ITEM. During the quarter ended September 30, 2000, the Company wrote off $0.4 million of deferred financing costs related to prior credit facilities that were terminated. This item was treated as an extraordinary item and is reported net of income taxes.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133 by recording a cumulative effect adjustment of $212,000 after tax benefit. During the nine months ended September 30, 2001, the Company recorded the difference between the derivative fair value of the Company's hedge contract at the beginning and end of the period, offset by amortization of the cumulative-effect adjustment during the quarter, of $0.6 million ($0.4 million net of tax benefit).

        INCOME TAXES. The Company's effective tax rate was 31% for the nine months of 2001 and 41.5% for the same period of 2000. The higher tax rate is due to the effect of permanent differences on a lower pre-tax income base.

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

        NET  INCOME  (LOSS).  The net  loss  for  the  nine-month  period  ended
September 30, 2001 was $1.6 million, a decrease of $3.9 million compared to a profit of $2.3 million for the nine-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2000.

        On  September  30,  2001,  the  Company's  cash  and  cash   equivalents
aggregated $1.1 million. The Company's operating activities provided cash of $5.9 million for the nine months ended September 30, 2001.

        The Company's investing activities used cash of $3.4 million in the nine months ended September 30, 2001. The Company spent approximately $2.5 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company's capital expenditures were greater than a normal recurring amount due to the investment of approximately $4.6 million in high definition television equipment. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company also made $1.0 million in acquisition earn-out payments in the nine months ended September 30, 2001.

        In September 2000, the Company signed a $45 million revolving credit facility agented by Union Bank of California. The amount of the commitment was reduced to $30 million in July 2001. The facility provides the Company with funding for capital expenditures, working capital needs and support for its acquisition strategies. The facility expires on December 31, 2005. As of September 30, 2001, there was $29 million outstanding under the facility, which amount was in excess of the permitted borrowing base by $1.8 million.

        Due to lower sales levels in the second and third quarters of Fiscal 2001, the borrowing base (eligible accounts receivable, inventory and machinery and equipment) securing the Company's bank line of credit was less than the amount borrowed under the line. Consequently, the Company was in breach of certain covenants. On June 11 and on July 20, 2001, the Company entered into amendment and forbearance agreements with the banks and agreed to repay the overdraft amount in weekly increments. In August 2001, the Company failed to meet the repayment schedule and again entered discussions with the banks, which discussions are ongoing.

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

        The words or phrases "will likely," "are expected to," "is anticipated," "is predicted," "forecast," "estimate," "project," "plans to continue," "believes," or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

    o   Recent history of losses.
    o   Breach of credit agreement covenants.
    o   Our highly competitive marketplace.
    o   The risks associated with dependence upon significant customers.
    o   Our ability to execute our expansion strategy.
    o   The uncertain ability to manage growth.
    o   Our  dependence   upon  and  our  ability  to  adapt  to   technological
        developments.
    o   Dependence on key personnel.
    o   Our ability to maintain and improve service quality.
    o Fluctuation in quarterly operating results and seasonality in certain of our markets.
    o Possible significant influence over corporate affairs by significant shareholders.

These risk factors are discussed further below.

RECENT HISTORY OF LOSSES. The Company has reported losses for each of the four fiscal quarters ended September 30, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, there can be no assurance as to future profitability on a quarterly or annual basis.

BREACH OF CREDIT AGREEMENT COVENANTS. Due to lower operating cash amounts resulting from reduced sales levels in 2001 and the consequential net losses, the Company breached certain covenants of its credit facility. The breaches were temporarily cured based on amendments and forbearance agreements among the Company and the banks which called for, among other provisions, scheduled payments to reduce amounts owed to the banks to the permitted borrowing base. In August 2001, the Company failed to meet the principal repayment schedule and was once again in breach of the credit facility, even though we remain current on interest payments. We cannot be sure a mutually satisfactory agreement with the banks will be reached upon completion of current negotiations or, if successful, that the Company will not again breach established covenants.

COMPETITION. Our broadcast video post production, duplication and distribution industry is a highly competitive, service-oriented business. In general, we do not have long-term or exclusive service agreements with our customers. Business is acquired on a purchase order basis and is based primarily on customer satisfaction with reliability, timeliness, quality and price.

We compete with a variety of post production, duplication and distribution firms, some of which have a national presence, and to a lesser extent, the in-house post production and distribution operations of our major motion picture studio and advertising agency customers. Some of these firms, and all of the studios, have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. In the future, we may not be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality and price or otherwise.

We may also face competition from companies in related markets which could offer similar or superior services to those offered by the Company. We believe that an increasingly competitive environment and the possibility that customers may utilize in-house capabilities to a greater extent could lead to a loss of market share or price reductions, which could have a material adverse effect on our financial condition, results of operations and prospects.

CUSTOMER AND INDUSTRY CONCENTRATION. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 31% of the Company's revenues during the nine months ended September 30, 2001. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

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

Acquisitions may involve a number of special risks including: adverse effects on our reported operating results (including the amortization of acquired intangible assets), diversion of management's attention and unanticipated problems or legal liabilities. In addition, we may require additional funding to finance future acquisitions. We cannot be sure that we will be able to secure acquisition financing on acceptable terms or at all. We may also use working capital or equity, or raise financing through equity offerings or the incurrence of debt, in connection with the funding of any acquisition. Some or all of these risks could negatively affect our financial condition, results of operations and prospects or could result in dilution to the Company's shareholders. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates could increase substantially. We may not be able to effect any such transactions. Additionally, if we are able to complete such transactions they may prove to be unprofitable.

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

DEPENDENCE ON TECHNOLOGICAL DEVELOPMENTS. Although we intend to utilize the most efficient and cost-effective technologies available for telecine, high definition formatting, editing, coloration and delivery of video content, including digital satellite transmission, as they develop, we cannot be sure that we will be able to adapt to such standards in a timely fashion or at all. We believe our future growth will depend in part, on our ability to add to these services and to add customers in a timely and cost-effective manner. We cannot be sure we will be successful in offering such services to existing customers or in obtaining new customers for these services, including the Company's significant investment in high definition technology in 2000 and 2001. We intend to rely on third party vendors for the development of these technologies and there is no assurance that such vendors will be able to develop such technologies in a manner that meets the needs of the Company and its customers. Any material interruption in the supply of such services could materially and adversely affect the Company's financial condition, results of operations and prospects.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of R. Luke Stefanko, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Although we have employment agreements with Mr. Stefanko and certain of our other key executives and technical personnel, we cannot be sure that such executives will remain with the Company during or after the term of their employment agreements. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

CONTROL BY PRINCIPAL SHAREHOLDER; POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's President and Chief Executive Officer,
R. Luke Stefanko, beneficially owned approximately 25% of the outstanding common stock as of September 30, 2001. Mr. Stefanko's ex-spouse owned approximately 25% of the common stock on that date. Together, they owned approximately 50%. In August 2000 and May 2001, Mr. Stefanko was granted one-time proxies to vote his ex-spouse's shares in connection with the election of directors at the Company's annual meetings. By virtue of his stock ownership, Mr. Stefanko may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company's Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the "Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        MARKET RISK. The Company has market risk exposure with respect to financial instruments as a result of changes in the London Interbank Offering Rate ("LIBOR"). The Company had borrowings of $29.2 million at September 30, 2001 under a credit agreement. Amounts outstanding under the credit agreement bear interest at the bank's reference rate plus a base rate margin not to exceed 1.00%, or, at the Company's election, at LIBOR plus a LIBOR margin not to exceed 2.75%, plus a 2% default rate.

        The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notional amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50%, plus the applicable LIBOR margin, not to exceed 2.75%.


        DEFAULTS UPON SENIOR SECURITIES

        Reference is made to Note 4 of Notes to Unaudited Consolidated Financial Statements for information related to an existing default condition under the Company's credit agreement with a group of banks.




                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

           None.

    (b) Reports On Form 8-K

           None.




                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   POINT.360

DATE:  November 14, 2001           BY:    /s/ Alan Steel
                                   ------------------------------------
                                   Alan Steel
                                   Executive Vice President,
                                   Finance and Administration
                                   (duly authorized officer and
                                    principal financial officer)