Form 10-K
period 2001-12-31
POINT 360
filed 2002-04-16
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-21917
                                   -----------
                                    POINT.360
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,797,000 on March 14, 2002 based upon the closing price of such stock on that date. As of March 14, 2002, there were 8,992,806 shares of Common Stock outstanding.

                                     Total number of pages in this report: 42

This Annual Report on Form 10-K consists of 49 pages,  including  exhibits.  The exhibit index is on page 37.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of the Company's fiscal year.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Point.360 ("Point.360" or the "Company") is a leading integrated media management services company providing film, video and audio post production, archival, duplication and distribution services to motion picture studios, television networks, advertising agencies, independent production companies and global companies. The Company provides the services necessary to edit, master, reformat, archive and ultimately distribute its clients' audio and video content, including television programming, feature films, spot advertising and movie trailers.

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

        Since January 1, 1997, the Company has successfully completed eight acquisitions of companies providing similar services. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, the Company is one of the largest and most diversified providers of technical and distribution services in its markets, and therefore is able offer its customers a single source for such services at prices that reflect the Company's scale economies.

        The Company was incorporated in California in 1990. The Company's executive offices are located at 7083 Hollywood Boulevard, Hollywood, California 90028, and its telephone number is (323) 957-7990.

MARKETS

        The Company derives revenues primarily from (i) the entertainment industry, consisting of major and independent motion picture and television studios, cable television program suppliers and television program syndicators, and (ii) the advertising industry, consisting of advertising agencies and corporate advertisers. On a more limited basis, the Company also services national television networks, local television stations, corporate or instructional video providers, infomercial advertisers and educational institutions.

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

VALUE-ADDED SERVICES

        The Company maintains video and audio post-production and editing facilities as components of its full service, value-added approach to its customers. The following summarizes the value-added post-production services that the Company provides to its customers:

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

VIDEO EDITING. The Company provides digital editing services in Hollywood, Burbank and West Los Angeles. The editing suites are equipped with (i) state-of-the-art digital editing equipment, including the Avid(R) 9000, that provides precise and repeatable electronic transfer of video and/or audio information from one or more sources to a new master video and (ii) large production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

STANDARDS CONVERSION. Throughout the world there are several different broadcasting "standards" in use. To permit a program recorded in one standard to be broadcast in another, it is necessary for the recorded program to be converted to the applicable standard. This process involves changing the number of video lines per frame, the number of frames per second, and the color system. The Company is able to convert video between all international formats, including NTSC, PAL and SECAM. The Company's competitive advantages in this service line include its state-of-the-art systems and its detailed knowledge of the international markets with respect to quality-control requirements and technical specifications.

BROADCAST  ENCODING.   The  Company  provides  encoding  services  for  tracking
broadcast airplay of spots or television programming. Using a process called VEIL encoding, a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from standard television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted air time. The Company provides VEIL encoding services for a number of its motion picture studio clients to enable them to customize their promotional material. The Company also provides ICE encoding services which enable it to place codes within the audio portion of a video, thereby enhancing the overall quality of the encoded video.

AUDIO POST-PRODUCTION. Through its facilities in Burbank, Hollywood and West Los Angeles, the Company digitally edits and creates sound effects, assists in replacing dialog and re-records audio elements for integration with film and video elements. The Company designs sound effects to give life to the visual images with a library of sound effects. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product. In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby Digital(R), SDDS(R), THX(R) and Surround Sound(R).

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

ARCHIVAL SERVICES. The Company currently stores approximately three million videotape and film elements in a protected environment. The storage and handling of videotape and film elements require specialized security and environmental control procedures. The Company performs secure management archival systems in its Burbank, Hollywood, West Los Angeles and other locations. The Company offers on-line access to archival information for advertising clients, and may offer this service to other clients in the future.

DISTRIBUTION NETWORK

        The Company operates a full service distribution network providing its customers with reliable, timely and high quality distribution services. The Company's historical customer base consists of motion picture and television studios and post-production facilities located primarily in the Los Angeles area. In 1997, the Company acquired Woodholly Productions ("Woodholly"), Multi-Media Services, Inc. ("Multi-Media"), Video-It, Inc. ("Video-It") and Fast Forward, Inc. ("Fast Forward"), providing it with a more diversified customer base and facilities in New York, Chicago, San Francisco and additional facilities in Los Angeles. In 1998, the Company acquired The Dub House, Inc. (the "Dub House"), All Post, Inc. ("All Post"), and Dubs, Inc. ("Dubs"), which substantially expanded its market share in Los Angeles. In 2000, the Company acquired Creative Digital, Inc. ("Creative Digital").

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

        The Company intends to add new methods of distribution as technologies become both standardized and cost-effective. The Company currently operates facilities in Los Angeles (five locations), New York, Chicago, Dallas and San Francisco. By capitalizing on electronic technologies to link instantaneously all of the Company's facilities, the Company is able to optimize delivery, thus extending the deadline for same- or next-day delivery of time-sensitive material.

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

HIGH DEFINITION TELEVISION (HDTV). The Company is focused on capitalizing on opportunities created by emerging industry trends such as the emergence of digital television and its more advanced variant, high-definition television. HDTV has quickly become the mastering standard for domestic content providers. The Company believes that the aggressive timetable associated with such conversion, which has resulted both from mandates by the Federal Communications Commission (the "FCC") for digital television and high-definition television as well as competitive forces in the marketplace, is likely to accelerate the rate of increase in the demand for these services. The Company opened a state-of-the-art HDTV center at its Burbank, California, facility in 2000.

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

SALES AND MARKETING

        The Company markets its services through a combination of industry referrals, formal advertising, trade show participation, special client events, and its Internet website. While the Company relies primarily on its reputation and business contacts within the industry for the marketing of its services, the Company also maintains a direct sales force to communicate the capabilities and competitive advantages of the Company's services to potential new customers. In addition, the Company's sales force solicits corporate advertisers who may be in a position to influence agencies in directing deliveries through the Company. The Company currently has sales personnel located in Los Angeles, San Francisco, Chicago and New York. The Company's marketing programs are directed toward communicating its unique capabilities and establishing itself as the predominant value-added distribution network for the motion picture and advertising industries.

        In addition to its traditional sales efforts directed at those individuals responsible for placing orders with the Company's facilities, the Company also strives to negotiate "preferred vendor" relationships with its major customers. Through this process, the Company negotiates discounted rates with large volume clients in return for being promoted within the client's organization as an established and accepted vendor. This selection process tends to favor larger service providers such as the Company that (i) offer lower prices through scale economies; (ii) have the capacity to handle large orders without outsourcing to other vendors; and (iii) can offer a strategic partnership on technological and other industry-specific issues. The Company negotiates such agreements periodically with major entertainment studios and national broadcast networks.

CUSTOMERS

        Since its inception in 1990, the Company has added customers and increased its sales through acquisitions and by delivering a favorable mix of reliability, timeliness, quality and price. The integration of the Company's regional facilities has given its customers a time advantage in the ability to deliver broadcast quality material. The Company markets its services to major and independent motion picture and television production companies, advertising agencies, television program suppliers and, on a more limited basis, national television networks, infomercial providers, local television stations, television program syndicators, corporations and educational institutions. The Company's motion picture clients include Disney, Sony Pictures Entertainment, Twentieth Century Fox, Universal Studios, Warner Bros., Metro-Goldwyn-Mayer and Paramount Pictures. The Company's advertising agency customers include TBWA/Chiat Day, Young & Rubicam and Saatchi & Saatchi.

        The Company solicits the motion picture and television industries, advertisers and their agencies to generate revenues. In the year ended December 31, 2001, the seven major motion picture studios accounted for approximately 34% of the Company's revenues. No single customer accounted for greater than 10% of the Company's revenues for the year ended December 31, 2001.

        The Company generally does not have exclusive service agreements with its clients. Because clients generally do not make arrangements with the Company until shortly before its facilities and services are required, the Company usually does not have any significant backlog of service orders. The Company's services are generally offered on an hourly or per unit basis based on volume.

CUSTOMER SERVICE

        The Company believes it has built its strong reputation in the market with a commitment to customer service. The Company receives customer orders via courier services, telephone, telecopier and the Internet. The customer service staff develops strong relationships with clients within the studios and advertising agencies and is trained to emphasize the Company's ability to confirm delivery, meet difficult delivery time frames and provide reliable and cost-effective service. Several studios are customers because of the Company's ability to meet often changing or rush delivery schedules.

        The Company has a customer service staff of approximately 95 people, at least one member of which is available 24 hours a day. This staff serves as a single point of problem resolution and supports not only the Company's customers, but also the television stations and cable systems to which the Company delivers.

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

EMPLOYEES

        The Company had 479 full-time employees as of December 31, 2001. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

        The Company currently leases all 16 of its facilities. Eight of these facilities have production capabilities and/or sales activities, five are storage vaults, one is used as the Company's corporate offices and two smaller facilities have been vacated. The lease terms expire at various dates from June 2002 to October 2008. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 2001:

                                                                 SQUARE
LOCATION                                                        FOOTAGE

Hollywood, CA................................................     9,500
Hollywood, CA................................................    45,000
Hollywood, CA................................................     4,000
Hollywood, CA................................................     7,200
Hollywood, CA................................................    13,000
Hollywood, CA................................................    27,000
Hollywood, CA................................................    11,000
Burbank, CA..................................................    32,000
Burbank, CA..................................................    10,000
North Hollywood, CA..........................................    27,000
Los Angeles, CA..............................................     4,000
Santa Monica, CA.............................................    13,400
San Francisco, CA............................................    10,200
Chicago, IL..................................................    12,200
New York, NY.................................................     9,000
Dallas, TX...................................................    11,300

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



                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market ("NNM") under the symbol PTSX. The following table sets forth, for the periods indicated, the high and low closing bid price per share for the Common Stock.

                                                 COMMON STOCK
                                                 ------------
                                                LOW        HIGH
                                                ---        ----

YEAR ENDED DECEMBER 31, 2001
   First Quarter .........................     $1.25      $4.56
   Second Quarter.........................       .66       3.75
   Third Quarter..........................       .64       3.35
   Fourth Quarter.........................       .46       1.39
YEAR ENDED DECEMBER 31, 2000
   First Quarter .........................    $12.63     $14.50
   Second Quarter.........................      6.19      14.08
   Third Quarter..........................      3.13       7.00
   Fourth Quarter.........................      2.50       5.69

On March 14, 2002, the closing sale price of the Common Stock as reported on the NNM was $1.95 per share. As of March 14, 2002, there were 1,017 holders of record of the Common Stock.

DIVIDENDS

        The Company did not pay dividends on its Common Stock during the years ended December 31, 2000 or 2001. The Company's ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following data, insofar as they relate to each of the years 1997 to 2001, have been derived from the Company's annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                     1997       1998       1999        2000        2001
                                                                     ----       ----       ----        ----        ----
Statement of Income Data
Revenues........................................................ $  40,772   $  59,697   $  78,248   $  74,841   $  69,628
Cost of goods sold..............................................    25,381      36,902      47,685      45,894      46,864
                                                                 ---------   ---------   ---------   ---------   ---------
Gross profit....................................................    15,391      22,795      30,563      28,947      22,764
Selling, general and administrative expense.....................     9,253      13,201      18,473      21,994      20,872
                                                                 ---------   ---------   ---------   ---------   ---------
Operating income ...............................................     6,138       9,594      12,090       6,953       1,892
Interest expense, net...........................................        68         976       2,147       2,889       3,070
Derivative fair value change (5)                                         -           -           -           -         508
Provision for (benefit from) income tax ........................     2,379       3,577       4,340       1,814        (345)
                                                                 ---------   ---------   ---------   ---------   ---------
Income (loss) before extraordinary item, adoption of
  SAB 101 (2000) and FAS 133 (2001)(2)(5)....................... $   3,691   $   5,041   $   5,603   $   2,250   $  (1,341)
Extraordinary item (net of tax benefit of $168) (1).............         -           -           -        (232)
Cumulative effect of adopting SAB 101 (2000)
  and FAS 133 (2001)(2)(5)......................................         -           -           -        (322)       (247)
                                                                 ---------   ---------   ---------   ---------   ---------
Net income (loss)............................................... $   3,691   $   5,041   $   5,603   $   1,696   $  (1,588)
                                                                 =========   =========   =========   =========   =========
Earnings (loss) per share:
Basic:
Income (loss) per share before extraordinary item,
  adoption of SAB 101(2000) and FAS 133 (2001)(2)(5)............ $    0.40   $    0.52   $    0.60   $    0.24   $   (0.15)
Extraordinary item (1)..........................................         -           -           -       (0.03)          -
Cumulative effect of adopting SAB 101 (2000)
  and FAS 133 (2001)(2)(5)......................................         -           -           -       (0.03)      (0.03)
                                                                 ---------   ---------   ---------   ---------   ---------
Net income (loss)............................................... $    0.40   $    0.52   $    0.60   $    0.18   $   (0.18)
                                                                 =========   =========   =========   =========   =========
Diluted:
Income (loss) per share before extraordinary item
  and adoption of SAB 101....................................... $    0.40   $    0.51   $    0.58   $    0.24   $   (0.15)
Extraordinary item (1)..........................................         -           -           -       (0.03)          -
Cumulative effect of adopting SAB 101 (2000)
  and FAS 133 (2001)(2)(5)......................................         -           -           -       (0.03)      (0.03)
                                                                 ---------   ---------   ---------   ---------   ---------
Net income (loss)............................................... $    0.40   $    0.51   $    0.58   $    0.18   $   (0.18)
                                                                 =========   =========   =========   =========   =========
Weighted average common shares outstanding
Basic...........................................................     9,123       9,737       9,322       9,216     9,060
Diluted.........................................................     9,208       9,816       9,599       9,491     9,060
Pro forma net income and earnings per share data
  for the periods shown as if SAB 101 had been
  adopted at the beginning of each applicable year (4)
    Previously reported net income..............................             $   5,041   $   5,603
    Adjustment..................................................                  (253)        (81)
                                                                             ---------   ---------
    Pro forma net income........................................             $   4,788   $   5,522
                                                                             =========   =========
    Pro forma earnings per share:
    Basic -
    Previously reported.........................................             $    0.52   $    0.60
    Adjustment..................................................                 (0.03)          -
                                                                             ---------   ---------
    Pro forma...................................................             $    0.49   $    0.60
                                                                             =========   =========
    Diluted -
    Previously reported.........................................             $    0.51   $    0.58
    Adjustment..................................................                 (0.03)      (0.01)
                                                                             ---------   ---------
    Pro forma...................................................             $    0.48   $    0.57
                                                                             =========   =========

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                         1997        1998        1999        2000        2001
                                                                         ----        ----        ----        ----        ----
Other Data
EBITDA (3).......................................................  $    9,835   $  14,320   $  16,878   $  12,171   $   8,383
Cash flows provided by operating activities......................       5,809       5,821      12,023      10,963       9,455
Cash flows used in investing activities..........................     (13,397)    (33,406)    (11,668)     (9,488)     (4,069)
Cash flows provided by (used in) financing activities............       9,945      26,712      (1,553)     (1,556)     (2,397)
Capital expenditures.............................................       1,178       6,199       6,181       9,717       3,082

Selected Balance Sheet Data
Cash and cash equivalents........................................  $    2,921   $   2,048   $   3,030   $     769   $   3,758
Working capital .................................................       5,354       8,863       1,195      12,701     (16,006)(6)
Property and equipment, net......................................       7,325      16,723      19,564      25,236      23,232
Total assets.....................................................      32,617      63,940      72,931      77,375      70,847
Borrowings under revolving credit agreements.....................       1,086         233       5,888           -           -
Long-term debt, net of current portion...........................       1,279      22,448      16,501      31,054          78
Shareholders' equity............................................       21,242      28,351      30,941      32,919      31,072
-----------

   (1) Amount represents the write off of deferred financing costs, net of tax benefit, related to a bank credit agreement which was terminated in Fiscal 2000.

   (2) Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The amount represents the cumulative effect, net of tax, on January 1, 2000 retained earnings as if SAB 101 had been adopted prior to Fiscal 2000. See Note 2 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K.

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

   (4) Net income would not have been affected in 1997 had SAB 101 been adopted at the beginning of that period.

   (5) The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notional amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50%, plus the applicable LIBOR margin, not to exceed 2.75%. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), requires that the hedge contract be "marked-to-market" at the time of adoption of FAS 133 by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the hedge contract on that date, (ii) amortizing the cumulative-effect type adjustment over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the theoretical value of the hedge contract at the beginning and end of such year. By the end of the hedge contract term, the initial cumulative-effect type adjustment and any amounts recognized as income or expense will reverse to zero as the contract will then have no further theoretical value, provided that the contract is in place to the end of the term. Other than the economic impact of fixing the interest rate, the amount of income and expense required by application of FAS 133 does not impact the Company's cash flow. The effect of adopting FAS 133 was to record a cumulative effect type adjustment of $247,000 net of $62,000 tax benefit.

   (6) As of December 31, 2001, the Company had outstanding $28,999,000 under a credit facility with a group of banks. The entire amount is classified as a current liability due to existing covenant breaches. Excluding the borrowed amount, working capital would have been $12,993,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, valuation of long-lived assets, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Critical accounting policies are those that are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgements. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We have made critical estimates in the following areas:

        ALLOWANCE FOR DOUBTFUL ACCOUNTS. We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: i) customer specific allowances; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company's historical experience, for issues not yet identified.

        VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company's total assets. Long-lived assets, including goodwill and intangibles are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. The cash flow projections are based on historical experience, managements view of growth rates within the industry and the anticipated future economic environment.

        Factors we consider important which could trigger an impairment review include the following:

        o significant underperformance relative to expected historical or projected future operating results;
        o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
        o  significant negative industry or economic trends;
        o  significant decline in our stock price for a sustained period; and
        o  our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $49.6 million as of December 31, 2001.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002.

        ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of December 31, 2001 was $1.8 million. The Company did not record a valuation allowance against its deferred tax assets as of December 31, 2001.

RESULTS OF OPERATIONS

        The following table sets forth the amount and percentage relationship to revenues of certain items included within the Company's Consolidated Statement of Income for the years ended December 31, 1999, 2000 and 2001. The commentary below is based on these financial statements.

                                                                                YEAR ENDED DECEMBER 31
                                                                                ----------------------
                                                                                (DOLLARS IN THOUSANDS)

                                                                1999                    2000                    2001
                                                                ----                    ----                    ----
                                                                     PERCENT                 PERCENT                PERCENT
                                                                       OF                      OF                     OF
                                                           AMOUNT   REVENUES       AMOUNT   REVENUES      AMOUNT   REVENUES
                                                           ------   --------       ------   --------      ------   --------

Revenues.............................................   $  78,248     100.0%    $  74,841     100.0%    $ 69,628     100.0%
Costs of goods sold..................................      47,685      60.9        45,894      61.3       46,864      67.3
                                                        ---------     ------    ---------     ------    --------     ------
Gross profit.........................................      30,563      39.1        28,947      38.7       22,764      32.7
Selling, general and administrative expense..........      18,473      23.6        21,994      29.4       20,872      30.0
                                                        ---------     ------    ---------     ------    --------     ------
   Operating income..................................      12,090      15.5         6,953       9.3        1,892       2.7
Interest expense, net................................       2,147       2.7         2,889       3.9        3,070       4.4
Derivative fair value change.........................           -         -             -         -          508       0.7
Provision for (benefit from) income taxes............       4,340       5.5         1,814       2.4         (345)     (0.5)
                                                        ---------     ------    ---------     ------    --------     ------
   Income (loss) before extraordinary item and
     adoptionof SAB 101(2000) and FAS 133 (2001).....       5,603       7.2         2,250       3.0       (1,341)     (1.9)
Extraordinary item (net of tax benefit of $168)......           -         -          (232)     (0.3)           -         -
Cumulative effect of adopting SAB 101 (2000)
   and FAS 133 (2001)................................           -         -          (322)     (0.4)        (247)      (.4)
                                                        ---------     ------    ---------     ------    --------     ------
Net income (loss)....................................   $   5,603       7.2%    $   1,696       2.3%    $ (1,588)     (2.3)%
                                                        =========     ======    =========     ======    ========     ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

        REVENUES. Revenues decreased by $5.2 million or 7% to $69.6 million for the year ended December 31, 2001, compared to $74.8 million for the year ended December 31, 2000 due to a decline in studio post production sales as some work was brought in-house. Studios have traditionally maintained in-house capacity and several customers utilized that capacity in 2001 to a greater extent thereby affecting our sales.

        GROSS PROFIT. Gross profit decreased $6.2 million or 21.4% to $22.8 million for the year ended December 31, 2001, compared to $28.9 million for the year ended December 31, 2000. As a percent of revenues, gross profit decreased from 38.7% to 32.7%. The decrease in gross profit as a percentage of revenues was due to increased depreciation associated with investments in high definition equipment ($0.9 million) and higher delivery costs for distribution services ($0.7 million), all of which amounted to approximately 2% of reported revenues. The remaining decline in gross margin is due to the Company's inability to cover other fixed costs with lower sales.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased $1.1 million, or 5.1% to $20.9 million for the year ended December 31, 2001, compared to $22.0 million for the year ended December 31, 2000. As a percentage of revenues, selling, general and administrative expense increased to 30% for the year ended December 31, 2001, compared to 29.4% for the year ended December 31, 2000. The fiscal 2000 period included $0.8 million of expenses associated with a terminated merger. The fiscal 2001 period included $0.4 million of bank agreement restructuring charges, $0.3 million of employee benefit plan one-time change expense, $0.3 million of severance accruals, and $0.3 million of consulting expense associated with the Company's rebranding efforts. Excluding these items and amortization of goodwill of $2.0 million in 2001 and $1.6 million in 2000, selling, general and administrative expenses were $17.5 million, or 25% of sales in 2001 compared to $19.6 million, or 26% of sales in 2000. The decrease was due principally to a $1.7 million decrease in the provision for doubtful accounts.

        Beginning in 2002, the amortization of goodwill will cease as the Company adopts Statement of Financial Accounting Standards No. 142, "Goodwill and Other Tangible Assets" ("FAS 142"). FAS 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives from an amortization method to an impairment-only approach (the procedures going forward are described in Footnote 2 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K). In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment in the first half of 2002, which may result in a write off which would be treated as a change in accounting principle. As of December 31, 2001, goodwill, net of accumulated amortization, was $26 million. To the extent an impairment is indicated in the application of FAS 142, fiscal 2002 results of operations will be adversely affected, which effect may be material. Any impairment will not affect cash flow.

        OPERATING INCOME. Operating income decreased $5.1 million or 73% to $1.9 million for 2001, compared to $7.0 million for 2000.

        INTEREST EXPENSE. Interest expense increased $0.2 million, or 6.3%, to $3.1 million for 2001, compared to $2.9 million for 2000 due to a 2% default rate of interest premium charged by the Company's banks, commencing in July 2001.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133 by recording a cumulative effect adjustment of $247,000 after tax benefit. During 2001, the Company recorded the difference between the derivative fair value of the Company's hedge contract at the beginning and end of the period, offset by amortization of the cumulative-effect adjustment during the year, of $0.5 million ($0.4 million net of tax benefit).

        INCOME TAXES. The Company's effective tax rate was 20% for 2001 and 46% for 2000. The lower tax rate is due to the effect of permanent differences on a lower pre-tax income base.

        NET INCOME (LOSS). The net loss for 2001 was $1.6 million, a decrease of $3.3 million compared to a profit of $1.7 million for 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

        On December 31, 2001, the Company's cash and cash equivalents aggregated $3.8 million. The Company's operating activities provided cash of $9.5 million for the year ended December 31, 2001.

        The Company's investing activities used cash of $4.1 million in the year ended December 31, 2001. The Company spent approximately $3.1 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company's capital expenditures were greater than a normal recurring amount due to the investment of approximately $6.0 million in high definition television equipment. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company also made $1.0 million in acquisition earn-out payments in the year ended December 31, 2001.

        In September 2000, the Company signed a $45 million revolving credit facility agented by Union Bank of California. Due to lower sales levels in the second and third quarters of Fiscal 2001, the borrowing base (eligible accounts receivable, inventory and machinery and equipment) securing the Company's bank line of credit was less than the amount borrowed under the line. Consequently, the Company was in breach of certain covenants. On June 11 and on July 20, 2001, the Company entered into amendment and forbearance agreements with the banks and agreed to repay the overdraft amount in weekly increments. In August 2001, the Company failed to meet the repayment schedule and again entered discussions with the banks. In December 2001, the banks terminated their formal commitment. As of December 31, 2001, there was $29 million outstanding under the facility which was classified as a current liability. The Company is currently negotiating a restructured credit agreement with the banks. If the Company is not successful in completing a final contract with the banks, the Company's liquidity would be materially and adversely affected.

        The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

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

        The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

     o  Recent history of losses
     o Prior breach of credit agreement covenants and new principal payment requirements.
     o  Our highly competitive marketplace.
     o  The risks associated with dependence upon significant customers.
     o  Our ability to execute our expansion strategy.
     o  The uncertain ability to manage growth.
     o  Our  dependence   upon  and  our  ability  to  adapt  to   technological
        developments.
     o  Dependence on key personnel.
     o  Our ability to maintain and improve service quality.
     o Fluctuation in quarterly operating results and seasonality in certain of our markets.
     o Possible significant influence over corporate affairs by significant shareholders.

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

BREACH OF CREDIT AGREEMENT COVENANTS. Due to lower operating cash amounts resulting from reduced sales levels in 2001 and the consequential net losses, the Company breached certain covenants of its credit facility. The breaches were temporarily cured based on amendments and forbearance agreements among the Company and the banks which called for, among other provisions, scheduled payments to reduce amounts owed to the banks to the permitted borrowing base. In August 2001, the Company failed to meet the principal repayment schedule and was once again in breach of the credit facility, even though we remain current on interest payments. The banks ended their formal commitment to the Company in December 2001. We are currently negotiating for a restructured credit with the banks. We cannot be sure that the final contract will be successfully negotiated or, if successful, that the Company will not again breach established covenants.

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

CUSTOMER AND INDUSTRY CONCENTRATION. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 34% of the Company's revenues during the year ended December 31, 2001. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

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

Certain of the businesses previously acquired by the Company reported net losses for their most recent fiscal years prior to being acquired, and our future financial performance will be in part dependent on our ability to implement operational improvements in, or exploit potential synergies with, these acquired businesses.

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

CONTROL BY PRINCIPAL SHAREHOLDER; POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's President and Chief Executive Officer,
R. Luke Stefanko,  beneficially  owned  approximately  18.4% of the  outstanding common stock as of February 28, 2002. Mr. Stefanko's ex-spouse owned approximately 25.2% of the common stock on that date. Together, they owned approximately 43.6%. In August 2000 and May 2001, Mr. Stefanko was granted one-time proxies to vote his ex-spouse's shares in connection with the election of directors at the Company's annual meetings. The Company's Chairman of the Board, Haig Bagerdjian, beneficially owned approximately 6.7% of the common stock on February 28, 2002. By virtue of their stock ownership, Messrs. Stefanko and Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company's Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the "Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        MARKET RISK. The Company's market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate ("LIBOR"). The Company had borrowings of $28,999,000 at December 31, 2001 under a credit agreement. Amounts outstanding under the credit agreement bear interest at the bank's reference rate plus a base rate margin not to exceed 1.00%, or, at the Company's election, at LIBOR plus a LIBOR margin not to exceed 2.75%.

        The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notional amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50%, plus the applicable LIBOR margin, not to exceed 2.75%.

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit), and an expense of $508,000 ($406,000 net of tax benefit) for the derivative fair value change of an interest rate hedging contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Page

Report of Independent Accountants..................................... 18

Financial Statements:

   Consolidated Balance Sheets -
   December 31, 2000 and 2001......................................... 19

   Consolidated Statements of Income -
   Fiscal Years Ended December 31, 1999, 2000 and 2001................ 20

   Consolidated Statements of Shareholders' Equity -
   Fiscal Years Ended December 31, 1999, 2000 and 2001................ 21

   Consolidated Statements of Cash Flows -
   Fiscal Years Ended December 31, 1999, 2000 and 2001................ 22

   Notes to Consolidated Financial Statements......................... 23-34

   Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts.................... 35

   Consent of Independent Accountants................................. 40


   Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

                        Report of Independent Accountants


To the Board of Directors and
Shareholders of Point.360



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows presentirly, in all material respects, the financial position of Point.360 ("the Company") and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of accounting for revenue to conform to the requirements of SEC Staff Accounting Bulletin No. 101.

As discussed in Note 1, the Company has breached its debt covenants and amounts outstanding under its credit facility are immediately due and payable. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern beyond December 31, 2001. See Note 1 for management's plans.



PricewaterhouseCoopers LLP (signed)
Century City, California
February 25, 2002


                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                              ------------
                                                                         2000                 2001
                                                                         ----                 ----
                                            ASSETS
Current assets:
Cash and cash equivalents.........................................   $   769,000         $ 3,758,000
Accounts receivable, net of allowances for doubtful accounts
   of $1,473,000 and $681,000, respectively ......................    16,315,000          12,119,000
Notes receivable from officers (Note 11) .........................     1,001,000             928,000
Income tax receivable.............................................     1,362,000           1,399,000
Inventories.......................................................     1,031,000             820,000
Prepaid expenses and other current assets.........................     1,780,000             554,000
Deferred income taxes.............................................     1,574,000             884,000
                                                                     -----------         -----------
   Total current assets...........................................    23,832,000          20,462,000

Property and equipment, net (Note 4)..............................    25,236,000          23,232,000
Other assets, net.................................................       920,000             833,000
Goodwill and other intangibles, net (Note 3)......................    27,387,000          26,320,000
                                                                     -----------         -----------
                                                                     $77,375,000         $70,847,000
                                                                     ===========         ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable..................................................   $ 8,564,000         $ 4,675,000
Accrued expenses..................................................     2,513,000           2,715,000
Borrowings under revolving credit agreement (Note 5)..............             -          28,999,000
Current portion of capital lease obligations (Note 6).............        54,000              79,000
                                                                     -----------         -----------
   Total current liabilities......................................    11,131,000          36,468,000
                                                                     -----------         -----------
Deferred income taxes.............................................     2,271,000           2,650,000
Notes payable (Note 6)............................................    31,024,000                   -
Capital lease obligations, less current portion (Note 6)..........        30,000              78,000
Derivative valuation liability....................................             -             579,000

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock - no par value; 5,000,000 shares authorized;
   none outstanding..............................................              -                   -
Common stock - no par value; 50,000,000 shares authorized;
   9,162,670 and 8,992,806 shares issued and outstanding,
   respectively..................................................     17,943,000          17,336,000
Additional paid-in capital     ..................................        329,000             439,000
Accumulated other comprehensive income...........................              -             238,000
Retained earnings................................................     14,647,000          13,059,000
                                                                     -----------         -----------
   Total shareholders' equity....................................     32,919,000          31,072,000
                                                                     -----------         -----------
                                                                     $77,375,000         $70,847,000
                                                                     ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    POINT.360
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                         1999              2000               2001
                                                                         ----              ----               ----
Revenues............................................................ $ 78,248,000      $ 74,841,000       $ 69,628,000
Cost of goods sold..................................................   47,685,000        45,894,000         46,864,000
                                                                     ------------      ------------       ------------
  Gross profit......................................................   30,563,000        28,947,000         22,764,000

Selling, general and administrative expense.........................   18,473,000        21,994,000         20,872,000
                                                                     ------------      ------------       ------------
Operating income....................................................   12,090,000         6,953,000          1,892,000
Interest expense (net)..............................................    2,147,000         2,889,000          3,070,000
Derivative fair value change........................................            -                 -            508,000
                                                                     ------------      ------------       ------------
Income (loss) before income taxes...................................    9,943,000         4,064,000         (1,686,000)
Provision for (benefit from) income taxes ..........................    4,340,000         1,814,000           (345,000)
                                                                     ------------      ------------       ------------
Income (loss) before extraordinary item and cumulative effect of
  adopting SAB 101 (2000) and FAS 133 (2001) (Note 2)...............    5,603,000         2,250,000         (1,341,000)
Extraordinary item (net of tax benefit of $168,000) (Note 6)........            -          (232,000)                 -
Cumulative effect of adopting SAB 101 (2000) and
  FAS 133 (2001) (Note 2)...........................................            -          (322,000)          (247,000)
                                                                     ------------      ------------       ------------
Net income (loss)................................................... $  5,603,000      $  1,696,000       $ (1,588,000)
                                                                     ============      ============       ============
Other comprehensive income:
  Derivative fair value change...................................... $          -      $          -       $    238,000
                                                                     ------------      ------------       ------------
Comprehensive loss.................................................. $          -      $          -       $ (1,350,000)
                                                                     ============      ============       ============

Earnings (loss) per share:
Basic:
Income (loss) per share before extraordinary item and adoption of
  SAB 101 (2000) and FAS 133 (2001)................................. $       0.60      $       0.24       $      (0.15)
Extraordinary item..................................................            -             (0.03)                 -
Cumulative effect of adopting SAB 101 (2000) and FAS 133 (2001) ....            -             (0.03)             (0.03)
                                                                     ------------      ------------       ------------
Net income (loss)................................................... $       0.60      $       0.18       $      (0.18)
                                                                     ============      ============       ============
Weighted average number of shares...................................    9,322,249         9,216,163          9,060,487
Diluted:
Income (loss) per share before extraordinary item and adoption of
  SAB 101 (2000) and FAS 133 (2001)................................. $       0.58      $       0.24              (0.15)
Extraordinary item..................................................            -             (0.03)                 -
Cumulative effect of adopting SAB 101 (2000) and FAS 133 (2001).....            -             (0.03)             (0.03)
                                                                     ------------      ------------       ------------
Net income (loss)................................................... $       0.58      $       0.18       $      (0.18)
                                                                     ============      ============       ============
Weighted average number of shares including the dilutive effect of
  stock options (Note 2)............................................    9,598,554         9,491,424          9,060,487


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    POINT.360
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        ADDITIONAL     DEFERRED
                                                                        PAID-IN        STOCK-BASED    RETAINED      SHAREHOLDERS'
                                            SHARES       AMOUNT         CAPITAL        COMPENSATION   EARNINGS      EQUITY
                                            ------       ------         ----------     ------------   --------      ------------
Balance at December 31, 1998............    9,776,094    $20,948,000    $         -    $         -    $ 7,403,000    $28,351,000
Net income..............................            -              -              -              -      5,603,000      5,603,000
Shares repurchased in connection with
  stock repurchase plan.................     (572,700)    (3,064,000)             -              -              -     (3,064,000)
Shares issued in connection with
  exercise of stock options.............        7,303         51,000              -              -              -         51,000
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999............    9,210,697     17,935,000              -              -     13,006,000     30,941,000
Net income..............................            -              -              -              -      1,696,000      1,696,000
Shares repurchased in connection with
  stock repurchase plan.................     (171,400)      (710,000)             -              -              -       (710,000)
Shares issued and tax benefit
  associated with exercise of
  stock options.........................       47,698        368,000              -              -              -        368,000
Shares issued in connection with
  company acquisition...................       75,675        350,000              -              -              -        350,000
Issuance of stock options to
  consultants...........................            -              -        329,000       (329,000)             -              -
Stock-based compensation................            -              -              -        329,000              -        329,000
Distribution to shareholder (Note 1)....            -              -              -              -        (55,000)       (55,000)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2000............    9,162,670    $17,943,000    $   329,000    $         -    $14,647,000    $32,919,000
Net loss................................            -              -              -              -     (1,588,000)    (1,588,000)
Shares repurchased in connection with
  stock repurchase plan.................     (116,666)      (300,000)             -              -              -       (300,000)
Issuance of stock options to
  consultants...........................            -              -        110,000       (110,000)             -              -
Stock-based compensation................            -              -              -        110,000              -        110,000
Shares issued in settlement of a
  debt..................................       15,384         10,000              -              -              -         10,000
Adjustment of shares issued for
  an acquisition........................      (68,582)      (317,000)             -              -              -       (317,000)
Comprehensive income -
  FAS 133...............................            -              -              -              -        238,000        238,000
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2001............    8,992,806    $17,336,000    $   439,000    $         -    $13,297,000    $31,072,000
                                          ===========    ===========    ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    POINT.360
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                           1999               2000               2001
                                                                           ----               ----               ----
Cash flows from operating activities:
Net income (loss)...................................................   $   5,603,000     $   1,696,000       $  (1,588,000)
Adjustments to reconcile net income (loss) to net cash and
    cash equivalents provided by operating activities:
Depreciation and amortization.......................................       4,788,000         5,773,000           7,308,000
Provision for doubtful accounts.....................................         790,000         2,195,000             529,000
Abandonment of leasehold improvements...............................         190,000                 -                   -
Deferred income taxes ..............................................         170,000           476,000             822,000
Other noncash items.................................................               -           329,000             937,000
Cumulative effect of adopting SAB 101...............................               -           322,000                   -
Cumulative effect of adopting FAS 133...............................               -                 -             247,000
Extraordinary item..................................................               -           232,000                   -
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable..........................      (3,297,000)        1,359,000           3,667,000
(Increase) decrease in inventories..................................        (388,000)           91,000             211,000
Decrease (increase) in prepaid expenses and other current assets....          28,000          (822,000)          1,229,000
Decrease (increase) in other assets.................................         109,000            (5,000)             87,000
Increase (decrease) in accounts payable.............................       2,518,000         1,397,000          (3,889,000)
Increase (decrease) in accrued expenses.............................       1,461,000          (668,000)            (68,000)
Increase in income taxes payable (receivable), net..................          51,000        (1,412,000)            (37,000)
                                                                        ------------     -------------        ------------
Net cash and cash equivalents provided by operating activities......      12,023,000        10,963,000           9,455,000
                                                                        ------------     -------------        ------------
Cash flows from investing activities:
Capital expenditures................................................      (6,181,000)       (9,717,000)         (3,082,000)
Net cash paid for acquisitions......................................      (3,307,000)       (1,951,000)           (987,000)
                                                                        ------------     -------------        ------------
Net cash and cash equivalents used in investing activities..........      (9,488,000)      (11,668,000)         (4,069,000)
                                                                        ------------     -------------        ------------
Cash flows from financing activities:
S Corporation distributions to shareholders.........................               -           (55,000)                  -
Issuance of notes receivable........................................               -        (1,001,000)                  -
Repurchase of common stock..........................................      (3,064,000)         (710,000)           (300,000)
Proceeds from exercise of stock options.............................          51,000           256,000                   -
Change in revolving credit agreement................................       5,655,000        (5,888,000)                  -
Deferred financing costs............................................        (365,000)         (239,000)                  -
Proceeds from bank note.............................................       2,500,000        32,174,000                   -
Repayment of notes payable..........................................      (5,819,000)      (25,892,000)         (2,025,000)
Repayment of capital lease obligations..............................        (511,000)         (201,000)            (72,000)
                                                                        ------------     -------------        ------------
Net cash and cash equivalents used in financing activities..........      (1,553,000)       (1,556,000)         (2,397,000)
                                                                        ------------     -------------        ------------
Net increase (decrease) in cash and cash equivalents................         982,000        (2,261,000)          2,989,000
Cash and cash equivalents at beginning of year......................       2,048,000         3,030,000             769,000
                                                                        ------------     -------------        ------------
Cash and cash equivalents at end of year............................    $  3,030,000     $     769,000        $  3,758,000
                                                                        ============     =============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    POINT.360
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

        Point.360 ("Point.360" or the "Company") provides video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, archive and distribute its clients' video content, including television programming, spot advertising and movie trailers. The Company provides worldwide electronic distribution, using fiber optics and satellites. The Company delivers commercials, movie trailers, electronic press kits, infomercials and syndicated programming, by both physical and electronic means, to thousands of broadcast outlets worldwide. The Company operates in one reportable segment.

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

        As of April 30, May 31 and June 30, 2001, outstanding amounts under the Company's line of credit with a group of banks exceeded the borrowing base (see
Note 6). On June 11 and July 20, 2001, the Company entered into amendment and forbearance agreements with the banks which required the Company to repay the amount of excess borrowings. In August 2001, the Company did not make required debt payments which created a breach of the amendment and forbearance agreements. As a consequence of the breach, the amount outstanding under the credit facility is immediately due and payable and, therefore, is reclassified as a current liability as of December 31, 2001.

        These circumstances raise substantial doubt about the Company's ability to continue as a going concern beyond December 31, 2001. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is also pursuing other financing sources to meet its capital and operating requirements, including new equity and debt financing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its two non-operating wholly owned subsidiaries, VDI Multimedia, Inc. and Multimedia Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

        Certain previously reported amounts have been reclassified to conform to classifications adopted in 2001.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

        Cash equivalents represent highly liquid short-term investments with original maturities of less than three months.

REVENUES AND RECEIVABLES

        The Company records revenues when the services have been completed. Although sales and receivables are concentrated in the entertainment and advertising industries, credit risk due to financial insolvency is limited because of the financial stability of the customer base (i.e., large studios and advertising agencies). However, in 2000, the Company's evaluation of accounts receivable balances resulted in an increase in the reserve for doubtful accounts of approximately $2.2 million which was related primarily to smaller entities. No sales to a single customer were more than 10% of sales for 1999, 2000 or 2001.

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

        The table below sets forth pro forma net income and earnings per share data for the periods shown as if the change in accounting policy had been adopted at the beginning of 1999.

                                              1999
                                              ----

        Previously reported                $ 5,603,000
        Adjustment                             (81,000)
                                           -----------
        Pro forma                          $ 5,522,000
                                           ===========

        Pro forma  earnings per share:
        Basic -
        Previously reported                $      0.60
        Adjustment                                   -
                                           -----------
        Pro forma                          $      0.60
                                           ===========
        Diluted -
        Previously reported                $      0.58
        Adjustment                               (0.01)
                                           -----------
        Pro forma                          $      0.57
                                           ===========

CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

        Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. The seven major studios represented 37% of accounts receivable at December 31, 2000 and 40% of accounts receivable at December 31, 2001. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

        The seven major studios accounted for 37% and 34% of net sales for the years ended December 31, 2000 and 2001, respectively. No single customer had outstanding balances of greater than 10% of total accounts receivable as of December 31, 2000 or 2001.

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

GOODWILL AND OTHER INTANGIBLES

        Goodwill is amortized on a straight-line basis over 5-20 years. Other intangibles consist primarily of covenants not to compete and are amortized on a straight-line basis over 3-5 years.

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

ADVERTISING COSTS

        Advertising costs are not significant to the Company's operations and are expensed as incurred.

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

        The accrual method of accounting is used for the interest rate swap agreement entered into by the Company which converts the interest rate on $15 million of the Company's variable-rate debt to a fixed rate (see Note 6). Under the accrual method, each net payment or receipt due or owed under the derivative is recognized in income in the period to which the payment or receipt relates. Amounts to be paid/received under these agreements are recognized as an adjustment to interest expense. The related amounts payable to counter parties is included in other accrued liabilities. The estimated fair value of the interest rate swap agreement is a net payable of $579,000 at December 31, 2001.

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

EARNINGS PER SHARE

        The Company follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128") and related interpretations for reporting Earnings per Share. FAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Stock options for the purchase of 386,245 shares with a weighted average exercise price of $1.40 for the year ended December 31, 2001 were not included in the computation of diluted EPS as they are anti-dilutive as a result of net loss during the year.

        A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                                                         1999          2000          2001
                                                                         ----          ----          ----
Weighted average number of common shares outstanding
  used in computation of basic EPS................................     9,322,249     9,216,163     9,060,487
Dilutive effect of outstanding stock options .....................       276,305       275,261             -
                                                                       ---------     ---------     ---------
Weighted average number of common and potential
  common shares outstanding used in computation of diluted EPS.....    9,598,554     9,491,424     9,060,487
                                                                       =========     =========     =========

COMPREHENSIVE INCOME

        In 1998, the Company adopted Statement of SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

SUPPLEMENTAL CASH FLOW INFORMATION

        Selected cash payments and noncash activities were as follows:

                                                              1999             2000              2001
                                                              ----             ----              ----

Cash payments for income taxes........................  $  4,154,000     $  2,447,000      $    121,000
Cash payments for interest............................     2,151,000        2,920,000         2,830,000

Noncash investing and financing activities:
Capitalized lease obligations incurred................        57,000                -           145,000
Tax benefits related to stock options.................             -          112,000                 -
Adjustment of acquisition holdback shares.............             -                -          (317,000)
Acquisition of equipment in exchange for
  reduction of note receivable from shareholder.......             -                -            68,000
Accrual for earn-out payments.........................             -                -           270,000
Detail of acquisitions:
Fair value of assets, net of cash acquired............             -          147,000                 -
Goodwill (1)..........................................     3,307,000        2,515,000         1,257,000
Liabilities (2).......................................             -         (711,000)                -
                                                        ------------     ------------      ------------
Net cash paid for acquisitions........................  $  3,307,000     $  1,951,000      $  1,257,000
                                                        ============     ============      ============

   (1) Includes additional purchase price payments made to former owners in periods subsequent to various acquisitions of $3,307,000, $1,353,000 and $965,000 in 1999, 2000 and 2001, respectively, and accrual for earn-out payments of $270,000 in 2001.

   (2)  Includes common stock issued to sellers totaling $350,000 in 2000.


RECENT ACCOUNTING PRONOUNCEMENTS

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

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FAS No. 121, "Account for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,"and portions of APB Opinion No. 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. FAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is in the process of evaluating the impact of adopting FAS No. 144.

3. ACQUISITIONS

        On November 3, 2000, the Company acquired the assets and assumed certain liabilities of Creative Digital, Inc. ("Creative Digital"). The purchase price of the transaction was approximately $1,309,000. This amount included $500,000 paid in cash, $98,000 in estimated transaction costs and 75,675 shares of Point.360 common stock valued at $350,000. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of net assets of $147,000 and intangible assets of $1,162,000. Creative Digital provides colorization, editing, and other post production services to major motion picture studios and television producers. The Company may also pay up to an additional $3,000,000 in earn-out payments if Creative Digital achieves certain performance goals through 2005. No earn-out amounts have been paid as of December 31, 2001. In November 2001, 68,582 of the 75,675 shares of Point.360 stock valued at $317,000 were returned to the Company as certain conditions outlined in the acquisition agreement were not met.

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

        In August 1997, the Company acquired all of the outstanding capital stock of Multi-Media Services, Inc. ("Multi-Media"). Multi-Media principally provides video duplication, distribution, and content storage to major advertising agencies. Through the acquisition of Multi-Media, the Company acquired facilities in Los Angeles, Chicago and New York. The purchase price paid by the Company for Multi-Media was $6,867,000 (including the immediate repayment of $1,545,000 of indebtedness). In addition, the Company may be required to pay, as an earn-out, up to an aggregate of $2,000,000, plus interest from the closing date, in the event that Multi-Media, as a separate subsidiary of the Company, achieves certain financial goals through December 2002. If Multi-Media fails to achieve the targeted results in any particular quarter, the related earn-out payment will be deferred up to two years until the results are achieved. No earn-out payments will be made after December 31, 2004. As of December 31, 2001, the Company has paid or accrued $1,289,000 in earn-out payments.

        On January 1, 1997, the Company acquired all of the assets and certain liabilities of Woodholly Productions ("Woodholly"). Woodholly provides full service video duplication, distribution, content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use. As consideration, the Company will pay the partners of Woodholly a maximum of $8,000,000, of which $4,000,000 was paid in January 1997. The remaining balance is subject to earn-out provisions that are predicated upon Woodholly attaining certain operating income goals, as set forth in the purchase agreement in each quarter through December 31, 2001. If Woodholly fails to achieve the targeted results in any particular quarter, the related earn-out payment will be deferred until the next quarter in which the quarterly minimum results are achieved as long as such minimum results are achieved before December 31, 2003. As of December 31, 2001, the Company has paid or accrued $3,415,000 in earn-out payments.

        The above acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill and will be amortized over the remaining useful life of the goodwill. As of December 31, 2001, based on prior performance of the applicable acquired entities, there can be no assurance that additional earn-out amounts will be paid. The consolidated financial statements reflect the operations of the acquired companies since their respective acquisition dates.

        Goodwill and other intangibles, net consist of the following:

                                                      DECEMBER 31,
                                                2000                 2001
                                                ----                 ----
Goodwill.................................  $  30,889,000        $  31,807,000
Covenant not to compete..................        962,000              983,000
                                           -------------        -------------
                                           $  31,851,000        $  32,790,000
Less accumulated amortization............     (4,464,000)          (6,470,000)
                                           -------------        -------------
                                           $  27,387,000        $  26,320,000
                                           =============        =============

        Amortization expense totaled $1,581,000, $1,638,000 and $2,007,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

4. PROPERTY AND EQUIPMENT:

        Property and equipment consist of the following:

                                                      DECEMBER 31,
                                                2000                 2001
                                                ----                 ----

Machinery and equipment                   $  34,600,000         $  36,769,000
Leasehold improvements                        7,304,000             7,634,000
Computer equipment                            2,990,000             3,707,000
Equipment under capital lease                   410,000               251,000
                                          -------------         -------------
                                             45,304,000            48,361,000
Less accumulated depreciation and
amortization                                (20,068,000)          (25,129,000)
                                          -------------         -------------
                                          $  25,236,000         $  23,232,000
                                          =============         =============

        Depreciation expense totaled $3,207,000, $4,135,000 and $5,301,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Accumulated amortization on capital leases amounted to $219,000 and $73,000, as of December 31, 2000 and 2001, respectively.

5. REVOLVING CREDIT AGREEMENT:

        On December 31, 1999, the Company had a $6,000,000 revolving credit agreement with a bank. The outstanding borrowing on this line of credit was $5,888,000 at December 31, 1999. The Company repaid all amounts outstanding under the agreement in 2000.

6. LONG TERM DEBT AND NOTES PAYABLE:

TERM LOANS AND REVOLVING CREDIT

        In November 1998, the Company borrowed $29,000,000 on a term loan with a bank, payable in 60 monthly installments of $483,000 plus interest. The term loan was repaid in 2000 with the proceeds of a new borrowing arrangement with a group of banks. Deferred financing costs related to the term loan of approximately $232,000, net of $168,000 tax benefit, were concurrently written off and treated as an extraordinary item during the year ended December 31, 2000.

        In September 2000, the Company entered into a credit agreement ("Agreement") with a group of banks providing a revolving credit facility of up to $45,000,000. The purpose of the facility was to repay previously outstanding amounts under a prior agreement with a bank, fund working capital and capital expenditures and for general corporate purposes including up to $5,000,000 of stock repurchases under the Company's repurchase program. The Agreement provides for interest at the banks' adjusted reference rate, an adjusted federal funds effective rate plus 0.5%, or a LIBOR adjusted rate. Loans made under the Agreement are collateralized by substantially all of the Company's assets. The borrowing base under the Agreement is limited to 90% of eligible accounts receivable, 50% of inventory and 100% of operating machinery and equipment with such percentages decreasing in years subsequent to 2001. The Agreement provided that the aggregate commitment will decline by $5,000,000 on each December 31 beginning in 2002 until expiration of the entire commitment on December 31, 2005.

        The Agreement also contained covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limits the amount of capital expenditures. By December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years' and 2000 results. The bank waived compliance with the covenants and amended the Agreement in April 2001 (the "Amendment'). In connection with the Amendment, the Company paid the banks a restructuring fee of $225,000 which was expensed in fiscal 2001.

     As of April 30, May 31 and June 30, 2001, outstanding amounts under the line of credit exceeded the borrowing base. On June 11 and July 20, 2001, the Company entered into amendment and forbearance agreements with the banks which required the Company to repay the amount of excess borrowings. In August 2001, the Company did not make required debt payments which created a breach of the amendment and forbearance agreements. As a consequence of the breach, the amount outstanding under the credit facility is immediately due and payable and, therefore, is reclassified as a current liability as of December 31, 2001. In December 2001, the banks terminated the commitment. The Company remains current in its interest payments to the banks and is actively engaged in renegotiating its relationship with the banks. During the year ended December 31, 2001, the Company made principal payments of $2,025,000. See Note 1.

INTEREST RATE SWAP

        The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notional amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50%, plus the applicable LIBOR margin, not to exceed 2.75%. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") requires that the hedge contract be "marked-to-market" at the time of adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the hedge contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the theoretical value of the hedge contract at the beginning and end of such quarter. By the end of the hedge contract term, the initial cumulative-effect type adjustment and any amounts recognized as income or expense will reverse to zero as the contract will then have no further theoretical value, provided that the contract is in place to the end of the term. Other than the economic impact of fixing the interest rate, the amount of income and expense required by application of FAS 133 does not impact the Company's cash flow. The effect of adopting FAS 133 was as follows in 2001:

                                                                      Increase (Decrease) Income
                                                                      --------------------------
                                                                                                         Net
                                                     Derivative Fair   (Provision for) Benefit        Derivative
                                                      Value Change        from Income Taxes        Fair Value Change
                                                      ------------        -----------------        -----------------
Initial cumulative-effect type adjustment            $ (309,000)            $  62,000                 $ (247,000)

Amortization of cumulative-effect type
  adjustment                                             71,000                (14,000)                   57,000

Difference in the derivative fair value
  between the beginning and end of the year            (579,000)               116,000                  (463,000)
                                                     ----------              ---------                ----------
                                                     $ (817,000)             $ 164,000                $ (653,000)
                                                     ==========              ==========               ==========

EQUIPMENT FINANCING AND CAPITAL LEASES

        The Company has financed the purchase of certain equipment through the issuance of notes payable and under capital leasing arrangements. The notes bear interest at rates ranging from 9.3% to 12.9%. Such obligations are payable in monthly installments through September 2004.

        Annual maturities for debt, under both the New Agreement and capital lease obligations as of December 31, 2001, are as follows:

        2002.........................................$ 29,078,000
        2003.........................................      47,000
        2004.........................................      31,000
        Thereafter...................................           -
                                                     ------------
                                                     $ 29,156,000

7. INCOME TAXES:

        The Company's provision for (benefit from) income taxes for the three years ended December 31, 2001 consists of the following:

                                                                      Year Ended December 31,
                                                     --------------------------------------------------
                                                          1999              2000              2001
                                                          ----              ----              ----
Current tax (benefit) expense:
Federal.........................................     $   3,201,000     $     683,000     $  (1,229,000)
State...........................................           969,000           254,000                 -
                                                     -------------     -------------     -------------
Total current...................................         4,170,000           937,000        (1,229,000)
                                                     -------------     -------------     -------------
Deferred tax expense:
Federal.........................................           107,000           416,000           821,000
State...........................................            63,000            60,000             1,000
                                                     -------------     -------------     -------------
Total deferred..................................           170,000           476,000           822,000
Total provision for (benefit from)
  for income taxes..............................     $   4,340,000     $   1,413,000     $    (407,000)
                                                     =============     =============     =============

        The following is a reconciliation of the components of the provision for (benefit from) income taxes:

                                                                  2000                2001
                                                                  ----                ----

Provision for (benefit from) income taxes per
  the income statement....................................    $  1,814,000      $    (345,000)
Extraordinary item tax benefit............................        (168,000)                 -
Cumulative effect tax benefit of adopting SAB 101 (2000)
  and FAS 133 (2001)......................................        (233,000)           (62,000)
                                                              ------------      -------------
Provision for (benefit from) income taxes.................    $  1,413,000      $    (407,000)
                                                              ============      =============

        The composition of the deferred tax assets (liabilities) at December 31, 2000 and December 31, 2001 are listed below:

                                                                   2000                2001
                                                                   ----                ----

Accrued liabilities.......................................    $    617,000      $      474,000
Allowance for doubtful accounts...........................         631,000             143,000
Other.....................................................         326,000             267,000
                                                              ------------      --------------
Total current deferred tax assets.........................       1,574,000             884,000
                                                              ------------      --------------
Property and equipment....................................      (2,212,000)         (2,915,000)
Goodwill and other intangibles ...........................        (138,000)           (236,000)
State net operating loss carry forward....................               -             173,000
Other.....................................................          79,000             328,000
                                                              ------------      --------------
Total non-current deferred tax liabilities................      (2,271,000)         (2,650,000)
                                                              ------------      --------------
Net deferred tax liability................................    $   (697,000)     $   (1,766,000)
                                                              ============      ==============

        The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

                                                           2000         2001
                                                           ----         ----

Federal tax computed at statutory rate....................  34%         (34)%
State taxes, net of federal benefit and
  net operating loss limitation...........................   6%           2%
Non-deductible goodwill...................................   5%           9%
Other.....................................................   1%           3%
                                                           -----        -----
                                                            46%         (20)%
                                                           =====        =====

8. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

        The Company leases office and production facilities in California, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these noncancellable operating leases as of December 31, 2001 are as follows:

         2002.................... $    3,119,000
         2003....................      2,560,000
         2004....................      2,136,000
         2005....................      1,557,000
         2006....................      1,404,000
         Thereafter..............      1,771,000
                                  --------------
                                  $   12,547,000

        Total rental expense was approximately $3,251,000, $3,206,000 and $3,482,000 for the three years in the period ended December 31, 2001, respectively.

9. STOCK REPURCHASE PLAN:

        In February 1999, the Company announced that it would commence a stock repurchase program approved by the Board. The Company did not set a target number of shares to be repurchased. Under the stock repurchase program, the Company was to purchase outstanding shares in such amounts and at such times and prices determined at the sole discretion of management.

        The funds for the stock repurchases were provided by the Company's credit facility with a bank which permitted repurchases up to $5,000,000. During 1999, 2000 and 2001, the Company repurchased $3,064,000, $710,000 and $617,000 of common stock, respectively. The Company was then restricted from further repurchases by the Amendment.

10. STOCK OPTION PLANS:

STOCK OPTION PLANS

        In May 1996, the Board of Directors, approved the 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. In July 1999, the Company's shareholders approved an amendment to the 1996 Plan increasing the number of shares reserved for grant to 2,000,000 and providing for automatic increases of 300,000 shares on each August 1 thereafter to a maximum of 4,000,000 shares. As of December 31, 2001, there were 2,397,000 options outstanding under the 1996 Plan and 283,000 options were available for grant.

        In December 2000, the Company's Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the "2000 Plan"). As amended, the 2000 Plan provides for the award of options to purchase up to 1,500,000 shares of common stock. Options may be granted under the 2000 Plan solely to attract people who have not previously been employed by the Company as a substantial inducement to join the Company. As of December 31, 2001, there were 890,000 options outstanding under the plan and 610,000 options were available for grant.

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

                                                  1999                 2000                2001
                                                  ----                 ----                ----
Net income (loss):
As reported................................  $   5,603,000        $   1,696,000       $  (1,588,000)
Pro forma..................................      4,993,000              731,000          (3,360,000)
Earnings (loss) per share:
As reported:
Basic......................................           0.60                 0.18               (0.18)
Diluted....................................           0.58                 0.18               (0.18)
Pro forma:
Basic......................................           0.54                 0.08               (0.37)
Diluted....................................           0.52                 0.08               (0.37)

        The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001, respectively: expected volatility of 63%, 70% and 88% and risk-free interest rates of 5.28%, 5.59% and 4.53%. A dividend yield of 0% and expected life of five years was assumed for 1999, 2000 an 2001 grants. The weighted average fair value of options granted at the fair market price on the grant date in 1999, 2000 and 2001 were $4.37, $2.35 and $1.64, respectively. In 2001, the weighted average fair value of options granted at an exercise price in excess of the fair market price on the grant date was $0.48. All options granted in 1999 and 2000 were at fair market price.

        Transactions involving stock options are summarized as follows:

                                                Number          Weighted Average
                                               of Shares         Exercise Price
                                               ---------         --------------
Balance at December 31, 1998................     159,231           $  7.24

Granted during 1999.........................   1,295,437              7.51
Exercised during 1999.......................      (7,303)             7.00
Cancelled during 1999.......................     (39,044)             7.00
                                               ---------           --------
Balance at December 31, 1999................   1,408,321           $  7.50
                                               ---------           --------
Granted during 2000.........................   1,779,100              3.76
Exercised during 2000.......................     (47,698)             5.37
Cancelled during 2000.......................    (242,716)             6.12
                                               ---------           --------
Balance at December 31, 2000................   2,897,007           $  5.43

Granted during 2001.........................   1,176,350              2.06
Cancelled during 2001.......................    (786,729)             3.88
                                               ---------           --------
Balance at December 31, 2001................   3,286,628           $  4.55
                                               =========           =======

        The Company granted 212,500 and 30,000 stock options to consultants in 2000 and 2001, respectively, of which 100,000 were vested as of December 31, 2000 and 230,000 were vested as of December 31, 2001. The fair value of the vested options estimated at the grant date using the Black-Scholes option pricing model following the assumptions mentioned above and expensed during 2000 and 2001 were $329,000 and $110,000, respectively. During fiscal 2000, $151,000 was attributable to services related to the revolving credit agreement, accordingly, such amount was capitalized as a deferred financing cost to be amortized over the five-year life of a new credit agreement (see Note 6), and $178,000 was expensed as a consulting cost. In 2001, $110,000 was expensed as a consulting cost.

        Additional information with respect to the outstanding options as of December 31, 2001 is as follows (shares in thousands):

                                           Options Outstanding                         Options Exercisable
                         -------------------------------------------------------   ----------------------------
                                                 Average           Weighted
    Option Exercise                             Remaining           Average         Number of        Average
     Price Range   .      Number of Shares   Contractual Life    Exercise Price      Shares      Exercise Price
---------------------     ----------------   ----------------    ---------------   -----------   --------------
 $  1.20 to 5.38                2,625              7.4              $  3.15           792           $  3.84
    7.00 to 10.00                 485              7.3                 8.48           480              8.48
   10.75 to 15.00                 177              7.5                14.68           176              14.68
                                ------                                              ------
                                3,287                                               1,448
                                =====                                               =====

11. RELATED PARTY TRANSACTIONS

        At December 31, 2001, the Company had a loan outstanding to its Chief Executive Officer totaling $766,000, including accrued interest of $64,000. The loan is collateralized by a trust deed and bears interest at a rate of 6.19%. The loan is due on or before December 31, 2002.

        At December 31, 2001, the Company also had a $162,000 loan outstanding to one of its Division Presidents, including accrued interest of $12,000. This loan is collateralized by 7,093 shares of the Company's common stock owned by the Division President and bears interest at a rate of 7%. The loan is due on or before November 15, 2002.

12. 401(K) PLAN

        The Company has a 401(K) plan which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Company contributions to the plan were $125,000, $93,000 and $102,000 in 1999, 2000 and 2001, respectively.

13. SUPPLEMENTAL DATA (unaudited)

        The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2001 (in thousands except per share data).

                                                                                        2000
                                                           --------------------------------------------------------------
                                                                             Quarter Ended                        Year
                                                           ----------------------------------------------------   Ended
                                                            March 31      June 30      Sept 30       Dec 31       Dec 31
                                                            --------      -------      -------       ------       ------
Revenues.................................................. $  19,090    $  18,480    $  18,121    $  19,150    $  74,841
Gross profit..............................................     8,205        7,159        6,708        6,875       28,947
Income (loss) before extraordinary item and
  adoption of SAB 101.....................................     1,287          786          812         (635)       2,250
Extraordinary item, net of $168 tax benefit (1) ..........         -            -         (232)           -         (232)
Cumulative effect of adopting SAB 101 (2).................      (322)           -            -            -         (322)
                                                           ---------    ---------    ---------    ---------    ---------
Net income (loss)......................................... $     965    $     786    $     580    $    (635)   $   1,696
                                                           =========    =========    =========    =========    =========
Earnings per share:
Basic -
Income (loss) per share before extraordinary item
  and adoption of SAB 101................................. $    0.14    $    0.09    $    0.09    $   (0.07)   $     0.24
Extraordinary item (1)....................................         -            -        (0.03)           -         (0.03)
Cumulative effect of adopting SAB 101 (2).................     (0.04)           -            -            -         (0.03)
                                                           ---------    ---------    ---------    ---------    ----------
Net income (loss)......................................... $    0.10    $    0.09    $    0.06    $   (0.07)   $     0.18
                                                           =========    =========    =========    =========    ==========
Diluted -
Income (loss) per share before extraordinary item
  and adoption of SAB 101................................. $    0.13    $    0.08    $    0.09    $   (0.07)   $     0.24
Extraordinary item (1)....................................         -            -        (0.03)           -         (0.03)
Cumulative effect of adopting SAB 101 (2).................     (0.03)           -            -            -         (0.03)
                                                           ---------    ---------    ---------    ---------    ----------
Net income (loss)......................................... $    0.10    $    0.08    $    0.06    $   (0.07)   $     0.18
                                                           =========    =========    =========    =========    ==========
----------------------------

   (1) Amount represents the write off of deferred financing costs, net of tax benefit, related to a bank credit agreement which was terminated in Fiscal 2000.

   (2) Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The amount represents the cumulative effect, net of tax, on January 1, 2000 retained earnings as if SAB 101 had been adopted prior to Fiscal 2000. The pro forma effect on Fiscal 1999 of adopting SAB 101 would have been to reduce net income by approximately $81,000, or $0.00 per basic $0.01 per diluted share. The pro forma impact of adopting SAB 101 on the fourth quarter of 1999 would have been to reduce net income by $122,000, or $0.01 per basic and diluted share.

                                                                                        2001
                                                           --------------------------------------------------------------
                                                                             Quarter Ended                        Year
                                                           ----------------------------------------------------   Ended
                                                            March 31      June 30      Sept 30       Dec 31       Dec 31
                                                            --------      -------      -------       ------       ------
Revenues.................................................  $  19,108    $  16,446    $  16,905    $  17,169    $  69,628
Gross profit.............................................      6,465        4,959        5,486        5,854       22,764
Income (loss) before adoption of FAS 133 (3).............        (32)        (676)        (671)          38       (1,341)
Cumulative effect of adopting FAS 133 (3)................       (139)           -          (73)(4)      (35)(4)     (247)
                                                           ---------    ---------    ---------    ---------    ---------
Net income (loss)........................................  $    (171)   $    (676)   $    (744)           3       (1,588)
                                                           =========    =========    =========    =========    =========
Earnings per share:
Basic
Loss per share before adoption of FAS 133 (3)............  $       -    $   (0.07)   $   (0.08)   $       -    $   (0.15)
Cumulative effect of adopting FAS 133 (3)................      (0.02)           -            -            -        (0.03)
                                                           ---------    ---------    ---------    ---------    ---------
Net income (loss)........................................  $   (0.02)   $   (0.07)   $   (0.08)   $       -    $   (0.18)
                                                           =========    =========    =========    =========    =========
Diluted
Loss per share before adoption of FAS 133 (3)............  $       -    $   (0.07)   $   (0.08)   $       -    $   (0.15)
Cumulative effect of adopting FAS 133 (3)................      (0.02)           -            -            -        (0.03)
                                                           ---------    ---------    ---------    ---------    ---------
Net (loss) income........................................  $   (0.02)   $   (0.07)   $   (0.08)   $       -    $   (0.18)
                                                           =========    =========    =========    =========    =========
---------------------------

   (3)  See Note 6 for a description of the adoption of FAS 133.

   (4) Reflects the adjustment each quarter of the effective income tax benefit rate on the $309,000 gross FAS 133 adjustment.

To the Board of Directors
and Shareholders of Point.360



Our audits of the consolidated financial statements referred to in our report dated February 25, 2002, which is qualified as to the Company's ability to continue as a going concern, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Century City, California
February 25, 2002




                                    POINT.360
                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS


                                    Balance at     Charged to                                 Balance at
                                    Beginning of   Costs and                 Deductions/      End of
Allowance for Doubtful Accounts     Year           Expenses        Other     Write-Offs       Year
-------------------------------     ------------   ----------      -----     ----------       ----------

Year ended December 31, 2001        $ 1,473,000    $    529,000    $  --     $(1,321,000)     $   681,000

Year ended December 31, 2000            971,000       2,195,000       --      (1,693,000)       1,473,000

Year ended December 31, 1999            878,000         790,000       --        (697,000)         971,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the captions "Election of Directors," "Management" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on June 5, 2002 (the "Proxy Statement") is incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Documents Filed as Part of this Report:

   1,2. Financial Statements and Schedules.

        The following financial documents of Point.360 are filed as part of this report under Item 8:

        Consolidated Balance Sheets - December 31, 2000 and 2001 Consolidated Statements of Income - Fiscal Years Ended December 31, 1999, 2000 and 2001 Consolidated Statements of Shareholders' Equity - Fiscal Years Ended December 31, 1999, 2000 and 2001 Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 1999, 2000 and 2001 Notes to Consolidated Financial Statements

   (3)  Exhibit
        Number    Description

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

        10.3      1996 Stock Incentive Plan of the Company. (3)

        10.4      2000 Stock Incentive Plan of the Company.

        10.5 Business Loan Agreement (Revolving Credit) between the Company and Union Bank dated July 1, 1995, as amended on April 1, 1996, and June 1996. (3)

        10.6 Joint Operating Agreement effective as of March 1, 1994, between the Company and Vyvx, Inc. (3)

        10.7 Lease Agreement between the Company and 6920 Sunset Boulevard Associates dated May 17, 1994 (Hollywood facility). (3)

        10.8      Lease   Agreement   between  the  Company  and  3767  Overland
                  Associates, Ltd. dated April 25, 1996 (West Los Angeles facility). (3)

        10.9 Asset Purchase Agreement, dated as of December 28, 1996 by and among VDI Media, Woodholly Productions, Yvonne Parker, Rodger Parker, Jim Watt and Kim Watt. (3)

        10.10 Asset Purchase Agreement, dated as of June 12, 1998 by and between VDI Media and All Post, Inc. (4)

        10.11 Asset Purchase Agreement, dated as of November 9, 1998 by and among VDI Media, Dubs Incorporated, Vincent Lyons and Barbara Lyons. (5)

        10.12 Second Amended and Restated Credit Agreement dated September 28, 2000 between the Company and Union Bank of California, N.A. (6)

        10.13 Secured Promissory Note dated December 28, 2000 between R. Luke Stefanko and the Company. (7)

        10.14 Asset Purchase Agreement dated November 3, 2000 by and among the Company, Creative Digital, Inc. and Larry Hester. (7)

        10.15 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated March 30, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (7)

        10.16 Second Amendment to Second Amended and Restated Credit Agreement and Forbearance dated June 11, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (8)

        10.17 Third Amendment to Second Amended and Restated Credit Agreement and Forbearance dated July 20, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (8)

        10.18 Employment Agreement dated June 7, 2001 between the Company and R. Luke Stefanko. (8)

        10.19 Employment Agreement dated June 7, 2001 between the Company and Alan R. Steel. (8)

        10.20 Employment Agreement dated June 7, 2001 between the Company and Neil Nguyen. (8)

        23.1      Consent of Independent Accountants.
        ------------------------------------

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

        (7) Filed with the SEC on April 11, 2001 as an exhibit to the Company's Form 10-K and incorporated herein by reference.

        (8) Filed with the SEC on August 14, 2001 as an exhibit to the Company's Form 10-Q and incorporated herein by reference.

   (b)  Reports on 8-K:

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2002

                                     POINT.360

                                     By: /s/ R. Luke Stefanko
                                         ---------------------
                                         R. Luke Stefanko
                                         President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ R. Luke Stefanko
 ------------------------
 R. Luke Stefanko             President and Chief Executive Officer     April 9, 2002
                              (Principal Executive Officer), Director

 /s/ Haig S. Bagerdjian
 ------------------------
 Haig S. Bagerdjian           Chairman of the Board of Directors        April 9, 2002


 /s/ Alan R. Steel
 ------------------------
 Alan R. Steel                Executive Vice President,                 April 9, 2002
                              Finance and Administration,
                              Chief Financial Officer
                              (Principal Accounting and
                                Financial Officer)

 /s/ Robert A. Baker
 ------------------------
 Robert A. Baker              Director                                  March 18, 2002

 /s/ Greggory J. Hutchins
 ------------------------
 Greggory J. Hutchins         Director                                  March 28, 2002

 /s/ Robert M. Loeffler
 ------------------------
 Robert M. Loeffler           Director                                  April 9, 2002


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements on Forms S-8 (Nos. 333-69174 and 333-69168) of Point.360 of our report dated February 25, 2002, which is qualified as to the Company's ability to continue as a going concern, relating to the financial statements, which appears in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 25, 2002 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP
Century City, California
April 16, 2002