Form 10-K/A
period 2001-12-31
POINT 360
filed 2002-04-29
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-K/A


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

                                EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company's Form 10-K as originally filed on April 16, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers of the Company are as follows:

Name                        Age     Position

R. Luke Stefanko             41     President and Chief Executive Officer

Haig S. Bagerdjian           45     Chairman of the Board of Directors

Alan R. Steel                57     Executive Vice President, Finance and
                                    Administration, Chief Financial Officer
                                    and Secretary

Neil Nguyen                  28     President, Multimedia Group

Matthew Graczyk              34     Vice President, Chief Strategy Officer

Robert A. Baker              63     Director

Greggory J. Hutchins         41     Director

Robert M. Loeffler           78     Director


R. LUKE STEFANKO has been Chief Executive Officer and a director since he co-founded the Company in 1990. Mr. Stefanko served as Chairman of the Board from May 1996 to September 2001 and was President of the Company from April 1996 to April 1999. Mr. Stefanko again became President in 2000. Mr. Stefanko has more than 19 years of experience in the videotape duplication and distribution industry, including serving as a director and Vice President/ Operations of A.M.E., Inc. ("AME"), a video duplication company, from 1979 to January 4, 1990.

HAIG S. BAGERDJIAN became Chairman of the Board of the Company in September 2001. He has been the Executive Vice President of Syncor International Corporation, a leading provider of radiopharmaceuticals, comprehensive nuclear pharmacy services and medical imaging services, since 1991. From 1987 to 1991, he served in several executive level positions at Calmark Holding Corporation. He also was General Counsel for American Adventure, Inc., which was a subsidiary of Calmark Holding. Mr. Bagerdjian received a J.D. from Harvard Law School and is admitted to the State Bar of California. Mr Bagerjian is a director of Innodata Corporation.

ALAN R. STEEL became Executive Vice President, Finance and Administration in November 2000. From 1994 to 2000, Mr. Steel was Vice President, Finance and Chief Financial Officer of Advanced Machine Vision Corporation, a Nasdaq listed company involved in research, development, manufacturing and sales of sophisticated vision sorting and defect removal equipment for food, paper, tobacco and other markets. From 1983 to 1994, Mr. Steel was Vice President and Chief Financial Officer of DDL Electronics, Inc., a New York Stock Exchange listed company in the electronics industry. Mr. Steel served as controller of DDL from 1980-1983. Mr. Steel was previously a financial manager for Atlantic Richfield Company and a certified public accountant with Arthur Andersen & Co.

NEIL NGUYEN has been President, Multimedia Group, since January 2000. He was previously Vice President, Business Development and Manager, Business Development of the Company since 1999. He was Operations and Project Manager and New Media Operations Manager of Energy Films, a unit of Getty Images from 1997 to 1998. He was Vice President, Investments at Merrill Lynch in 1996.

MATTHEW GRACZYK became Vice President and Chief Strategy Officer in April 2001. Mr. Graczyk was formerly General Manager of Operations at Hitplay Media, a company that enabled advertisers to insert targeted video ads into on-line video (from January to April 2001); founder, CEO and President of Zubicon from April 1999 to January 2001, a provider of a suite of on-line applications integrating business processes; general manager of U.S. Interactive (from January 1997 to April 1999), an internet services firm specializing in e-commerce; and sales manager of Pilot Network Service (from March 1995 to January 1997), an internet security company. Mr. Graczyk was previously a founder of a computer-based speech recognition firm and senior associate with Coopers & Lybrand/Simpson & Company in its litigation services practice.

ROBERT A. BAKER is the President and Chief Executive Officer of RAB Associates, a Los Angeles, California-based firm specializing in financial reorganizations, crisis management and equity receiverships, which he joined in 1974. Prior to joining RAB Associates, Mr. Baker was the President and CEO of American Management Company, a management consulting firm specializing in computer system design and programming. Mr. Baker currently serves as a director of Western Water Company, a public company engaged in the ownership of water rights and the transmission of water.

ROBERT M. LOEFFLER is a retired business attorney. Mr. Loeffler was a director of Paine Webber Group, Inc. from 1987 to 2000 and a director of Advanced Machine Vision Corporation from 1997 to 2000. Mr. Loeffler was Of Counsel at the law firm of Wyman Bautzer, Kuchel & Silbert, from 1987 to 1991. Prior to that, Mr. Loeffler served as Chairman of the Board, President and Chief Executive Officer of Northview Corporation, a company that is engaged in hotel and real estate matters, from January to December 1987. Mr. Loeffler was a partner at the Los Angeles offices of Jones, Day, Reavis & Pogue, from February 1977 until 1987, and the appointed Trustee for Equity Funding Corporation of America, from April 1973 until October 1976.

GREGGORY J. HUTCHINS is a tax partner at Holthouse Carlin & Van Trigt, LLP, a public accounting firm. Prior to joining Holthouse Carlin & Van Trigt in January 1993, Mr. Hutchins served as Senior Tax Manager for KMPG Peat Marwick, managing corporate and high net worth individual clients from August 1984 until December 1992.

Each executive officer serves in office at the discretion of the Board of Directors, subject to the terms of any employment agreement that may be entered into with such officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934 and rules promulgated thereunder, the Company's directors, executive officers, and any person holding beneficially more than 10% of the Company's common stock are required to report their ownership of the Company's securities and any changes in that ownership to the Securities and Exchange Commission and to file copies of the reports with the Company. Specific due dates for these reports have been established, and the Company is required to report any failures to file by these dates during the last fiscal year. Mr. Baker delinquently filed one Section 16(a) report within the most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation for the Chief Executive  Officer
("CEO")  and  each  executive   officer  who  received  over  $100,000  in  cash
compensation for the fiscal year ended December 31, 2001:

                                                    Annual Compensation

                                                                                     Long-Term
                                                                                   Compensation
                                                                                      Awards -
                                                                                     Securities                  All Other
Name and Principal Position             Year            Salary        Bonus      Underlying Options - #        Compensation (2)
---------------------------             ----            ------        -----      ----------------------        ------------
R. Luke Stefanko,                       2001           $280,000         -                64,100                    $2,000
President and                           2000            273,000         -               200,000                         -
Chief Executive Officer                 1999            273,000         -               179,000                     2,000

Alan R. Steel                           2001           $183,000         -                33,300                    $2,000
Executive Vice President,               2000             24,000 (1)     -               250,000                         -
   Finance and Administration,
   Chief Financial Officer,
   and Secretary

Neil Nguyen                             2001           $170,000         -               115,600                     $2,000
President, Multimedia Group             2000             66,000         -                15,000                      2,000
                                        1999             16,000 (1)     -                     -                          -

Larry Hester (3)                        2001           $180,000         -               151,500                          -
President, Post Production Group        2000             28,000 (1)     -                     -                          -

Matthew Graczyk                         2001           $106,000 (1)     -               152,100                          -
Vice President and
Chief Strategy Officer


   (1) Salaries are from the dates the respective individuals joined the Company.

   (2) Annual contributions made to the Company's 401(k) plan for the benefit of the named executive officer.

   (3)  Mr. Hester's employment terminated on January 24, 2002.

EMPLOYMENT AGREEMENTS

Effective June 7, 2001, the Company entered into employment agreements with Messrs. Stefanko, Steel and Nguyen providing for annual salaries of $285,000, $190,000 and $175,000 respectively. Mr. Stefanko is President and Chief Executive Officer of the Company, Mr. Steel is the Executive Vice President, Finance and Administration of the Company, and Mr. Nguyen is the President, Multimedia Group of the Company. The employment agreements provide that if the Executive is terminated by the Company at any time other than for cause (including constructive termination), he is entitled to severance equal to salary and fringe benefits for 24 months for Mr. Stefanko and 18 months for Messrs. Steel and Nguyen. Additionally, the Company provides each executive with a car and pays certain health insurance premiums for the Executives.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

The Company's Restated Articles of Incorporation limit the liability of its directors. As permitted by amendments to the California General Corporation Law enacted in 1987, directors will not be liable to the Company for monetary damages arising from a breach of their fiduciary duty as directors in certain circumstances. Such limitation does not affect liability for any breach of a director's duty to the Company or its shareholders (i) with respect to approval by the director of any transaction from which he derives an improper personal benefit (ii) with respect to acts or omissions involving an absence of good faith, that he believes to be contrary to the best interest of the Company or its shareholders, that involve intentional misconduct or a knowing and culpable violation of law, that constitute an unexcused pattern or inattention that amounts to an abdication of his duty to the Company or its shareholders, or that show a reckless disregard for his duty to the Company or its shareholders in circumstances in which he was, or should have been aware, in the ordinary course of performing his duties, of a risk of serious injury to the Company or its shareholders, or (iii) based on transactions between the Company and its directors or another corporation with interrelated directors or on improper distributions, loans or guarantees under applicable sections of the California General Corporation Law. Such limitation of liability also does not affect the availability of equitable remedies such as injunctive relief or rescission. The Company has been informed that in the opinion of the Securities and Exchange Commission, indemnification provisions, such as those contained in the Company's Restated Articles of Incorporation, are unenforceable with respect to claims arising under federal securities laws and, therefore, do not eliminate monetary liability of directors.

STOCK OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information with respect to non-qualified stock options granted at or above fair market value to the executive officers named in the Summary Compensation Table during the year ended December 31, 2001. No stock appreciation rights have been granted by the Company.

                                Individual Grants
                                -----------------
                                                   Percent of                                  Potential Realizable Value
                                                   Total                                       at Assumed Annual Rates of
                               Number of           Options                                     Stock Price Appreciation for
                               Securities          Granted to                                  Option Term (4)
                               Underlying          Employees in   Exercise Price  Expiration
                               Options Granted(3)  Fiscal Year    ($/Share)       Date             5%           10%
                               ---------------     ------------   --------------  ----------    --------      --------
Name and Relationship

R. Luke Stefanko,                  64,100 (1)       6.1%          $ 1.40          8/23/06       $ 25,000      $ 55,000

President and
Chief Executive Officer
Alan R. Steel                      33,300 (1)       3.0%          $ 1.40          8/23/06       $ 13,000      $ 28,000
Executive Vice President,
Finance and  Administration,
Chief Financial Officer
And Secretary

Neil Nguyen                        85,000 (2)      10.3%          $ 2.38          3/12/11       $182,000      $391,000
President,                         30,600 (1)                     $ 1.40          8/23/06
Multimedia Group

Larry Hester                      120,000 (2)      13.4%          $ 3.48          4/18/11       $319,000      $737,000
President,                         31,500 (1)                     $ 1.40          8/23/06
Post Production Group

Matthew Graczyk                   125,000 (2)      13.5%          $ 1.20          4/18/11       $143,000      $300,000
Vice President and                 27,000 (1)                     $ 1.40          8/23/06
Chief Strategy Officer


   (1)  Options will become exercisable on 8/23/04.

   (2) Options will become exercisable on the earlier of (1) the fifth anniversary date of the grant (100% vesting), or (2) the date the Company's common stock trades for 10 consecutive trading days over any 20 day period (the "Price") for $8.50, 50% shall be vested; on the date the Price is $11.00, 100% shall be vested.

   (3) Vesting may be accelerated at the discretion of the plan administrator (currently the Board of Directors) upon liquidation or dissolution of the Company, a merger or consolidation of the Company with or into another entity, the sale of substantially all the assets of the Company, or a purchase or other acquisition of more than 50% of the outstanding capital stock of the Company.

   (4) The potential realizable value shown in this table represents the hypothetical gain that might be realized based on assumed 5% and 10% annual compound rates of stock price appreciation over the full option term. These prescribed rates are not intended to forecast possible future appreciation of the common stock.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

There were no options exercised by the executive officers named in the Summary Compensation Table during 2001. The following table sets forth information concerning options held by each of the Company's executive officers who are named in the Summary Compensation Table, and the value of options held at December 31, 2001.

                         Number of Shares
                      Underlying Unexercised        Value of Unexercised
                            Options at            In-the-Money Options at
                         December 31, 2001          December 31, 2001(1)
     Name            Exercisable/Unexercisable   Exercisable/Unexercisable
     ----            -------------------------   -------------------------

 R. Luke Stefanko      234,000 / 200,000                $0 / $0
 Alan R. Steel            0 / 283,300                   $0 / $0
 Neil Nguyen              0 / 130,600                   $0 / $0
 Larry Hester             0 / 151,500                   $0 / $0
 Matthew Graczyk          0 / 152,100                 $0 / $18,750

   (1) Amounts are shown as the difference between exercise price and fair market value (based on a December 31, 2001 closing price of $1.35 per share).


1996 AND 2000 STOCK OPTION PLANS

The Company has adopted two stock options plans, the 1996 Stock Incentive Plan (the "1996 Plan"), and the 2000 Nonqualified Stock Option Plan (the "2000 Plan") (collectively the "Plans"), covering 900,000 and 2,000,000 shares, respectively, of Common Stock, pursuant to which officers, non-employee directors and employees of the Company, as well as other persons who render services to or are otherwise associated with the Company, are eligible to receive incentive and/or nonqualified stock options. In July 1999, the Company's shareholders approved an amendment to the 1996 Plan increasing the number of shares reserved for grant to 2,000,000 and providing for automatic increases of 300,000 shares on each August 1 thereafter to a maximum of 4,000,000 shares.

The terms of the Plans are substantially the same, except that grants of incentive stock options, stock appreciation rights and restricted stock are not permitted under the 2000 Plan. The 1996 Plan expires in May 2006. The 2000 Plan expires in December 2010. The Plans are administered by the Board of Directors. The selection of participants, allotments of shares, determination of price and other conditions or purchase of options will be determined by the Board or a Stock Option Committee appointed by the Board at its sole discretion in order to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the 1996 Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1996 Plan to a shareholder owning more than 10% of the voting power of the Company on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified options granted under the Plans may be granted at less than the fair market value of the Common Stock on the date of grant.

As of December 31, 2001, options to purchase 893,000 shares of Common Stock were available for future grant under the Plans.

COMPENSATION OF DIRECTORS

Each director who is not an employee of the Company is paid a fee of $1,000 for each meeting of the Board attended and an annual fully-vested stock option grant to purchase 5,000 shares at an exercise price equal to the fair market value on the date of grant. Members of the Board who are not employees of the Company receive options to purchase 15,000 shares of Common Stock upon their initial election to the Board. These options vest in 33% increments over the three-year period following the date of grant, with certain exceptions. Directors are also reimbursed for travel and other reasonable expenses relating to meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 28, 2002, by (i) each person who is known by the Company to own beneficially more than 5% of outstanding Common Stock; (ii) each of Point.360's directors and director nominees; (iii) each executive officer identified in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group:


                                    Shares Acquirable               Approximate
                       Shares       Pursuant to                     Percent of
Name and Address(1)    Owned        Stock Options(2)     Total      Ownership
----------------       -----        -------------        -----      ---------

R. Luke Stefanko       1,467,166       234,000         1,734,166       18%
Julia Stefanko         2,267,168         -             2,267,168       25%
Robert A. Baker            -            10,000            10,000        *
Haig S. Bagerdjian       407,050       210,000           617,050        7%
Greggory J. Hutchins      10,000        10,000            20,000        *
Robert M. Loeffler         -            10,000            10,000        *
Alan R. Steel             19,000         -                19,000        *
Neil Nguyen                5,100         1,500             6,600        *
Matthew Graczyk            4,500        31,250            35,750        *

All directors and
 executive officers
 as a group            1,912,816       506,750         2,419,566       25%

   *    Less than 1%

   (1) The address of each beneficial owner listed is 7083 Hollywood Blvd., Suite 200, Hollywood, CA 90028.

   (2) Represents shares acquirable as of February 28, 2002 and 60 days thereafter.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

During 2000, the Company loaned Mr. Stefanko a total of $850,000. The related note bears interest at 3%, is due on December 31, 2002 and is secured by a Deed of Trust covering certain real property in Malibu, CA. The balance of principal and interest due as of December 31, 2001 was $766,000.

In December 2000 the Company purchased from Mr. Stefanko 96,000 shares of Common Stock for $300,000 ($3.13 per share) pursuant to the Company's stock repurchase program. In March 2001, the Company purchased 116,666 shares from Mr. Stefanko for $300,000 ($2.57 per share) under the same program.

During the year, the Company rented certain equipment from a company partially owned by Kim Stefanko, wife of Mr. Stefanko. During 2001, the Company paid rentals of $59,000 for equipment rental, 50% in cash and the remainder in the form of a reduction in Mr. Stefanko's note to the Company. The Board of Directors also authorized the Company to purchase the equipment from the rental company at fair market value with the purchase price ($68,000) being paid in the form of a reduction in Mr. Stefanko's note.

During 2001, the Company paid Mrs. Stefanko consulting fees of $10,000 per month for nine months pursuant to an arrangement made when the Company purchased Woodholly Productions, an entity partially owned by Mrs. Stefanko, in 1997. On October 1, 2001, the Company entered into a severance agreement with Mrs. Stefanko which provided for a payment of $30,000 in exchange for a 12-month agreement not to compete, 50% of which was paid in cash and 50% offset against Mr. Stefanko's note.

During the year ended December 31, 2001, the Company paid $98,000 to Holthouse Carlin & Van Trigt LLP ("HCV") for preparation of tax returns and other tax related services. Mr. Hutchins is a partner in HCV.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2002

                              Point.360

                              By: /s/ Alan R. Steel
                                  ---------------------------
                                  Alan R. Steel
                                  Executive Vice President,
                                  Finance and Administration,
                                  Chief Financial Officer