Form 10-Q
period 2002-03-31
POINT 360
filed 2002-05-15
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q


                                   (Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarterly period ended March 31, 2002 or

   __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the transition period from to_________

                         Commission file number 0-21917
                                  -------------

                                    Point.360
             (Exact Name of Registrant as Specified in Its Charter)


                                   California
                         -------------------------------
                         (State or Other Jurisdiction of
                         Incorporation or Organization)


                                   95-4272619
                                ----------------
                      (IRS Employer Identification Number)


            7083 Hollywood Boulevard, Suite 200, Hollywood, CA 90028
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (323) 957-7990
                          ----------------------------
              (Registrant's Telephone Number, Including Area Code)


                       ----------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X     No ____
                 ------


As of April 20, 2002, there were 9,014,232 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,             MARCH 31,
                                                                     2001                    2002
                                                                                         (unaudited)
Current assets:
Cash and cash equivalents                                        $     3,758,000       $     5,161,000
Accounts receivable, net of allowances for doubtful
  accounts of $681,000 and $779,000, respectively                     12,119,000            12,661,000
Notes receivable from officers                                           928,000               773,000
Income tax receivable                                                  1,399,000             1,132,000
Inventories                                                              820,000               833,000
Prepaid expenses and other current assets                                554,000               722,000
Deferred income taxes                                                    884,000               924,000
                                                                 ---------------       ---------------
Total current assets                                                  20,462,000            22,206,000

Property and equipment, net                                           23,232,000            22,007,000
Other assets, net                                                        833,000               804,000
Goodwill and other intangibles, net                                   26,320,000            26,445,000
                                                                 ---------------       ---------------
Total assets                                                     $    70,847,000       $    71,462,000
                                                                 ===============       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                 $     4,675,000       $     3,645,000
Accrued expenses                                                       2,715,000             3,632,000
Current portion of notes payable                                      28,999,000             6,750,000
Current portion of capital lease obligations                              79,000                71,000
                                                                 ---------------       ---------------
     Total current liabilities                                        36,468,000            14,098,000
                                                                 ---------------       ---------------
Deferred income taxes                                                  2,650,000             2,931,000
Notes payable, less current portion                                            -            22,249,000
Capital lease obligations, less current portion                           78,000                71,000
Derivative valuation liability                                           579,000               377,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
  none outstanding                                                             -                     -
Common stock - no par value; 50,000,000 authorized; 8,992,806
  and 9,011,324 shares issued and outstanding, respectively           17,336,000            17,340,000
Additional paid-in capital                                               439,000               439,000
Comprehensive income - FAS 133                                           238,000               223,000
Retained earnings                                                     13,059,000            13,734,000
                                                                 ---------------       ---------------
Total shareholders' equity                                            31,072,000            31,736,000
                                                                 ---------------       ---------------
Total liabilities and shareholders' equity                       $    70,847,000       $    71,462,000
                                                                 ===============       ===============

          See accompanying notes to consolidated financial statements.

                                    POINT.360

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               2001                2002
                                                               ----                ----

Revenues                                                    $ 19,108,000         $ 16,846,000
Cost of goods sold                                           (12,643,000)         (10,594,000)
                                                            ------------         ------------
Gross profit                                                   6,465,000            6,252,000
Selling, general and administrative expense                   (5,499,000)          (4,607,000)
                                                            ------------         ------------
Operating income                                                 966,000            1,645,000
Interest expense, net                                           (785,000)            (678,000)
Derivative fair value change                                    (253,000)             217,000
                                                            ------------         ------------
Income (loss) before income taxes                                (72,000)           1,184,000
(Provision for) benefit from income taxes                         40,000             (509,000)
                                                            ------------         ------------
Income (loss) before adoption of FAS 133 (2001)                  (32,000)             675,000
Cumulative effect of adopting FAS 133 (2001)                    (139,000)                   -
                                                            ------------         ------------
Net income (loss)                                           $   (171,000)        $    675,000
                                                            ============         ============
Other comprehensive income:
Derivative fair value change                                $    (26,000)        $    (15,000)
                                                            ------------         ------------
Comprehensive income (loss)                                 $   (197,000)        $    660,000
                                                            ============         ============
Earnings per share:
Basic:
Income (loss) per share before adoption
  of FAS 133 (2001)                                         $          -         $       0.07
Cumulative effect of adopting FAS 133 (2001)                       (0.02)                   -
                                                            ------------         ------------
Net income (loss)                                           $      (0.02)        $       0.07
                                                            ============         ============
Weighted average number of shares                              9,136,559            9,011,324

Diluted:
Income (loss) per share before adoption
  of FAS 133 (2001)                                         $          -         $       0.07
Cumulative effect of adopting FAS 133 (2001)                       (0.02)                   -
                                                            ------------         ------------
Net income (loss)                                           $      (0.02)        $       0.07
                                                            ============         ============
Weighted average number of shares including
  the dilutive effect of stock options                         9,136,559            9,069,172


       See accompanying notes to consolidated financial statements.

                                    POINT.360

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                               2001                  2002
                                                               ----                  ----
Cash flows from operating activities:
Net income (loss)                                          $    (171,000)       $       675,000
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                  1,649,000              1,507,000
Provision for doubtful accounts                                  143,000                169,000
Deferred income taxes                                           (327,000)               241,000
Other non cash item                                              602,000               (217,000)
Cumulative effect of adopting FAS 133                            139,000                      -
Write-off of note receivable                                           -                148,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                       736,000               (711,000)
(Increase) in inventories                                        (85,000)               (13,000)
(Increase) in prepaid expenses and
  other current assets                                           (29,000)              (177,000)
Decrease in other assets                                           8,000                 29,000
Decrease in accounts payable                                  (1,174,000)            (1,010,000)
Increase in accrued expenses                                     967,000                775.000
(Decrease) increase in income taxes                              (60,000)               267,000
                                                           -------------        ---------------
Net cash provided by operating activities                      2,398,000              1,683,000
                                                           -------------        ---------------
Cash used in investing activities:
Capital expenditures                                          (1,325,000)              (287,000)
Proceeds from sale of equipment                                        -                 27,000
Net cash paid for acquisitions                                  (333,000)                (5,000)
                                                           -------------        ---------------
Net cash used in investing activities                         (1,658,000)              (265,000)
Cash flows used in financing activities:
Repurchase of common stock                                      (300,000)                     -
Repayment of capital lease obligations                           (29,000)               (15,000)
                                                           -------------        ---------------
Net cash used in financing activities                           (329,000)               (15,000)
Net increase in cash                                             411,000              1,403,000
Cash and cash equivalents at beginning of period                 769,000              3,758,000
                                                           -------------        ---------------
Cash and cash equivalents at end of period                 $   1,180,000        $     5,161,000
                                                           =============        ===============

Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                   $     565,000        $      663,000
                                                           =============        ==============
Income tax                                                 $      37,000        $            -
                                                           =============        ==============

           See accompanying notes to consolidated financial statements.

                                    POINT.360

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

NOTE 1 - THE COMPANY

        Point.360 (the "Company") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, digitize, archive and ultimately distribute its clients' video content.

        The Company provides physical and electronic delivery of commercials, movie trailers, electronic press kits, infomercials and syndicated programming to thousands of broadcast outlets worldwide. The Company provides worldwide electronic distribution, using fiber optics and satellites. Additionally, the Company provides a broad range of video services, including the duplication of video in all formats, element storage, standards conversions, closed captioning and transcription services and video encoding for air play verification purposes. The Company also provides its customers value-added post production, editing and digital media services. The Company operates in one reportable segment.

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

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2001.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other income.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. FAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under FAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS No. 141 and FAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS No. 141 will be reclassified to goodwill. The Company implemented FAS No. 142 in the first quarter of fiscal 2002 which required no goodwill impairment.

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

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. FAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is in the process of evaluating the impact of adopting FAS No. 144.

NOTE 3 - STOCK REPURCHASE

        In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. In September 2000, the board of directors authorized the Company to allocate an additional $5,000,000 to purchase its common stock. As of March 31, 2002, the Company had repurchased 860,766 shares of the Company's common stock in connection with this program.

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

        In September 2000, the Company entered into a credit agreement ("Agreement") with a group of banks providing a revolving credit facility of up to $45,000,000. The purpose of the facility was to repay previously outstanding amounts under a prior agreement with a bank, fund working capital and capital expenditures and for general corporate purposes including up to $5,000,000 of stock repurchases under the Company's repurchase program. The Agreement provided for interest at the banks' reference rate, the federal funds effective rate plus 0.5%, or a LIBOR adjusted rate. Loans made under the Agreement are collateralized by substantially all of the Company's assets. The borrowing base under the Agreement is limited to 90% of eligible accounts receivable, 50% of inventory and 100% of operating machinery and equipment. The Agreement provided that the aggregate commitment will decline by $5,000,000 on each December 31 beginning in 2002 until expiration of the entire commitment on December 31, 2005.

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

        As of April 30, May 31 and June 30, 2001, outstanding amounts under the line of credit exceeded the borrowing base. On June 11 and July 20, 2001, the Company entered into amendment and forbearance agreements with the banks which required the Company to repay the amount of excess borrowings and amended the Agreement to reduce the aggregate commitment from $45,000,000 to $30,050,000 until the expiration of the commitment on December 31, 2005. In August 2001, the Company did not make required debt payments which created a breach of the amendment and forbearance agreements. As a consequence of the breach, the amount outstanding under the credit facility became immediately due and payable.

        In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan has a maturity date of December 31, 2004. Pursuant to the agreement, the Company made a $2 million principal payment and will make additional principal payments of $3.5 million, $5.0 million and $18.5 million in 2002, 2003 and 2004, respectively. The agreement provides for interest at the banks' reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan is secured by substantially all of the Company's assets.

                                    POINT.360

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

    REVENUES. Revenues decreased by $2.3 million or 12% to $16.8 million for the three-month period ended March 31, 2002, compared to $19.1 million for the three-month period ended March 31, 2001 due to a decline in studio post production sales as some work was brought in-house. Studios have traditionally maintained in-house capacity and several customers utilized that capacity in 2002 to a greater extent thereby affecting our sales.

    GROSS PROFIT. Gross profit decreased $0.2 million or 3% to $6.3 million for the three-month period ended March 31, 2002, compared to $6.5 million for the three-month period ended March 31, 2001. As a percent of revenues, gross profit increased from 34% to 37%. The increase in gross profit as a percentage of revenues was principally due to lower wages and benefits as headcount was reduced 13% since March 31, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense decreased $0.9 million, or 16% to $4.6 million for the three-month period ended March 31, 2002, compared to $5.5 million for the three-month period ended March 31, 2001. As a percentage of revenues, SG&A decreased to 27% for the three-month period ended March 31, 2002, compared to 29% for the three-month period ended March 31, 2001. Excluding amortization of goodwill in 2001, SG&A expenses were $5.1 million, or 27% of sales in the 2001 first quarter. The decrease in 2002 was due principally to lower wage costs.

    OPERATING INCOME. Operating income increased $0.7 million to $1.6 million for the three-month period ended March 31, 2002, compared to $1.0 million for the three-month period ended March 31, 2001.

    INTEREST EXPENSE. Interest expense for the three-month period ended March 31, 2002 was $0.7 million, a decrease of $0.1 million from the three-month period ended March 31, 2001 due to a lower average level of debt outstanding partially offset by a 2% default rate of interest premium charged by the Company's banks.

    ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133 by recording a cumulative effect adjustment of $0.1 million after tax benefit. During the quarter ended March 31, 2001, the Company recorded the difference between the derivative fair value of the Company's hedge contract at the beginning and end of the first quarter, or $0.3 million. During the quarter ended March 31, 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate hedge contract at the beginning and end of the first quarter, or $0.2 million, and amortization of the cumulative-effect adjustment.

    INCOME TAXES. The Company's effective tax rate was 43% for the first quarter of 2002 and 55% for the first quarter of 2001. The decrease in effective tax rate is the result of the Company's periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

    NET INCOME (LOSS). The net income (loss) for the three-month period ended March 31, 2002 was $0.7 million, an increase of $0.9 million compared to a loss of $0.2 million for the three-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2001.

    On March 31, 2002, the Company's cash and cash equivalents aggregated $5.2 million. The Company's operating activities provided cash of $1.7 million for the three months ended March 31, 2002.

    The Company's investing activities used cash of $0.3 million in the three months ended March 31, 2002. The Company spent approximately $0.3 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company's capital expenditures were greater than a normal recurring amount partially due to the investment of approximately $0.3 million in high definition television equipment. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment.

    In September 2000, the Company signed a $45 million revolving credit facility agented by Union Bank of California. The amount of the commitment was reduced to $30 million in July 2001. The facility provided the Company with funding for capital expenditures, working capital needs and support for its acquisition strategies.

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

    In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan has a maturity date of December 31, 2004. Pursuant to the agreement, the Company made a $2 million principal payment and will make additional principal payments of $3.5 million, $5.0 million and $18.5 million in 2002, 2003 and 2004, respectively. The agreement provides for interest at the banks' reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan is secured by substantially all of the Company's assets. We believe that cash on hand plus that generated from operations will be sufficient to meet debt service and operational requirements for the next twelve months.

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

RECENT HISTORY OF LOSSES. The Company has reported losses for each of the four fiscal quarters ended September 30, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the two fiscal quarters ending March 31, 2002, there can be no assurance as to future profitability on a quarterly or annual basis.

PRIOR BREACH OF CREDIT AGREEMENT COVENANTS AND NEW PRINCIPAL PAYMENT REQUIREMENTS. Due to lower operating cash amounts resulting from reduced sales levels in 2001 and the consequential net losses, the Company breached certain covenants of its credit facility. The breaches were temporarily cured based on amendments and forbearance agreements among the Company and the banks which called for, among other provisions, scheduled payments to reduce amounts owed to the banks to the permitted borrowing base. In August 2001, the Company failed to meet the principal repayment schedule and was once again in breach of the credit facility. The banks ended their formal commitment to the Company in December 2001.

In May 2002, we entered into an agreement with the banks to restructure the credit facility to a term loan maturing on December 31, 2004. As part of this restructuring, the banks waived all existing defaults and the Company made a principal payment of $2.0 million. The Company also agreed to make additional principal payments of $3.5 million, $5.0 million and $18.5 million in 2002, 2003, and 2004, respectively. Based upon the Company's financial forecast, the Company will have to refinance the facility by 2004 to satisfy the final payment requirement.

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

EXPANSION STRATEGY. Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business. Even though we have completed eight acquisitions in the last five fiscal years, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK. The Company had borrowings of $28,999,000 at March 31, 2002 under a credit agreement. Amounts outstanding under the credit agreement now bear interest at the bank's reference rate plus 1.25%.

    The Company's market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate ("LIBOR"). The Company entered into an interest rate swap transaction with a bank on November 28, 2000. The swap transaction was for a notional amount of $15,000,000 for three years and fixes the interest rate paid by the Company on such amount at 6.50% less the applicable LIBOR rate, plus 1.25% over prime rate.

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit), and an expense of $508,000 ($406,000 net of tax benefit) for the derivative fair value change of an interest rate hedging contract. During the quarter ended March 31, 2002, the Company recorded income of $124,000 (net of $93,000 tax expense) for the derivative fair value change and amortization of the cumulative effect type adjustment.


                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    For a discussion of the May 2002 agreement in which the Company's defaults under its bank borrowings were waived, see Note 4 to the Financial Statements that are included in Part I, Item 1 of this Report on Form 10-Q.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   10.1 Third Amendment and Restated Credit Agreement dated May 2, 2002, among the Company, Union Bank of California, N.A., United California Bank, and U.S. Bank National Association

(b) Reports On Form 8-K

           None.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POINT.360

DATE:  May 14, 2002                 BY:    /s/ Alan Steel
                                    -----------------------------
                                    Alan Steel
                                    Executive Vice President,
                                      Finance and Administration
                                      (duly authorized officer and
                                      principal financial officer)