Form 10-Q
period 2002-06-30
POINT 360
filed 2002-08-14
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarterly period ended June 30, 2002 or

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

             Yes   X     No ____
                 ------

As of July 20, 2002, there were 9,014,232 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                December 31,              June 30,
                                                                   2001                    2002
                                                                                        (unaudited)
Current assets:
Cash and cash equivalents                                        $     3,758,000       $      4,655,000
Accounts receivable, net of allowances for doubtful
  accounts of $681,000 and $937,000, respectively                     12,119,000             11,688,000
Notes receivable from officers                                           928,000                775,000
Income tax receivable                                                  1,399,000                703,000
Inventories                                                              820,000                869,000
Prepaid expenses and other current assets                                554,000                767,000
Deferred income taxes                                                    884,000              1,027,000
                                                                 ---------------       ----------------
Total current assets                                                  20,462,000             20,484,000

Property and equipment, net                                           23,232,000             21,260,000
Other assets, net                                                        833,000                818,000
Goodwill and other intangibles, net                                   26,320,000             26,428,000
                                                                 ---------------       ----------------
Total assets                                                     $    70,847,000       $     68,990,000
                                                                 ===============       ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                 $     4,675,000       $     2,917,000
Accrued expenses                                                       2,715,000             3,951,000
Current portion of notes payable                                      28,999,000             5,350,000
Current portion of capital lease obligations                              79,000                83,000
                                                                 ---------------       ---------------
Total current liabilities                                             36,468,000            12,301,000
                                                                 ---------------       ---------------
Deferred income taxes                                                  2,650,000             2,871,000
Notes payable, less current portion                                            -            20,999,000
Capital lease obligations, less current portion                           78,000                96,000
Derivative valuation liability                                           579,000               510,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
   none outstanding                                                            -                     -
Common stock - no par value; 50,000,000 authorized; 8,992,806
  and 9,014,232 shares issued and outstanding, respectively           17,336,000            17,359,000
Additional paid-in capital                                               439,000               439,000
Comprehensive income - FAS 133                                           238,000               208,000
Retained earnings                                                     13,059,000            14,207,000
                                                                 ---------------       ---------------
Total shareholders' equity                                            31,072,000            32,213,000
                                                                 ---------------       ---------------
Total liabilities and shareholders' equity                       $    70,847,000       $    68,990,000
                                                                 ===============       ===============

          See accompanying notes to consolidated financial statements.

                                    POINT.360

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                               Three Months Ended                       Six Months Ended
                                                                    June 30,                                June 30,
                                                            2001                2002                2001               2002
                                                            ----                ----                ----               ----
Revenues                                               $ 16,446,000        $ 16,710,000        $ 35,554,000        $ 33,557,000
Cost of goods sold                                      (11,487,000)        (10,634,000)        (24,130,000)        (21,229,000)
                                                       ------------        ------------        ------------        ------------
Gross profit                                              4,959,000           6,076,000          11,424,000          12,328,000
Selling, general and administrative expense              (5,518,000)         (4,488,000)        (11,017,000)         (9,095,000)
                                                       ------------        ------------        ------------        ------------
Operating income                                           (559,000)          1,588,000             407,000           3,233,000
Interest expense, net                                      (734,000)           (642,000)         (1,519,000)         (1,319,000)
Derivative fair value change                                 44,000            (132,000)           (209,000)             70,000
                                                       ------------        ------------        ------------        ------------
Income (loss) before income taxes                        (1,249,000)            814,000          (1,321,000)          1,984,000
(Provision for) benefit from income taxes                   573,000            (356,000)            613,000            (866,000)
                                                       ------------        ------------        ------------        ------------
Income (loss) before adoption of FAS 133 (2001)            (676,000)            458,000            (708,000)          1,118,000
Cumulative effect of adopting FAS 133 (2001)                      -                   -            (139,000)                  -
                                                       ------------        ------------        ------------        ------------
Net income (loss)                                      $   (676,000)       $    458,000        $   (847,000)       $  1,118,000
                                                       ============        ============        ============        ============
Other comprehensive income:
Derivative fair value change                           $     15,000        $     15,000        $    268,000        $     30,000
                                                       ------------        ------------        ------------        ------------
Comprehensive income (loss)                            $   (661,000)       $    473,000        $   (579,000)       $  1,148,000
                                                       ============        ============        ============        ============
Earnings per share:
Basic:
Income (loss) per share before adoption
  of FAS 133 (2001)                                    $      (0.07)       $       0.05        $      (0.08)       $       0.12
Cumulative effect of adopting FAS 133 (2001)                      -                   -               (0.02)                  -
                                                       ------------        ------------        ------------        ------------
Net income (loss)                                      $      (0.07)       $       0.05        $      (0.10)       $       0.12
                                                       ============        ============        ============        ============
Weighted average number of shares                         9,046,004           9,013,065           9,090,387           9,012,199

Diluted:
Income (loss) per share before adoption
  of FAS 133 (2001)                                    $      (0.07)       $       0.05        $      (0.08)       $       0.12
Cumulative effect of adopting FAS 133 (2001)                      -                   -               (0.01)                  -
                                                       ------------        ------------        ------------        ------------
Net income (loss)                                      $      (0.07)       $       0.05        $      (0.09)       $       0.12
                                                       ============        ============        ============        ============
Weighted average number of shares including
  the dilutive effect of stock options                    9,092,319           9,325,662           9,133,069           9,244,311

          See accompanying notes to consolidated financial statements.

                                    POINT.360

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                            2001                 2002
                                                            ----                 ----
Cash flows from operating activities:
Net income (loss)                                           $     (847,000)      $   1,118,000
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                    3,465,000           2,699,000
Provision for doubtful accounts                                    279,000             336,000
Deferred income taxes                                              306,000              78,000
Other non cash item                                                378,000             (76,000)
Cumulative effect of adopting FAS 133                              139,000                   -
Write-off of note receivable                                             -             148,000

Changes in assets and liabilities:
Decrease in accounts receivable                                  3,213,000              95,000
(Increase) in inventories                                          (71,000)            (49,000)
Decrease (increase) in prepaid expenses and
  other current assets                                              54,000            (224,000)
(Increase) decrease in other assets                                (30,000)             15,000
Decrease in accounts payable                                    (3,444,000)         (1,631,000)
Increase in accrued expenses                                       925,000           1,094,000
(Decrease) increase in income taxes                               (831,000)            696,000
                                                            --------------       -------------
Net cash provided by operating activities                        3,536,000           4,299,000
                                                            --------------       -------------
Cash used in investing activities:
Capital expenditures                                            (1,846,000)           (746,000)
Proceeds from sale of equipment                                          -              27,000
Net cash paid for acquisitions                                    (508,000)            (10,000)
                                                            --------------       -------------
Net cash used in investing activities                           (2,354,000)           (729,000)
                                                            --------------       -------------
Cash flows used in financing activities:
Repurchase of common stock                                        (300,000)                  -
Proceeds from exercise of stock option                                   -              12,000
Repayment of notes payable                                      (1,074,000)         (2,650,000)
Repayment of capital lease obligations                             (41,000)            (35,000)
                                                            --------------       -------------
Net cash used in financing activities                           (1,415,000)         (2,673,000)
                                                            --------------       -------------
Net (decrease) increase in cash                                   (233,000)            897,000
Cash and cash equivalents at beginning of period                   769,000           3,758,000
                                                            --------------       -------------
Cash and cash equivalents at end of period                  $      536,000       $   4,655,000
                                                            ==============       =============
Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                    $    1,306,000       $   1,149,000
                                                            ==============       =============
Income tax                                                  $       52,000       $     148,000
                                                            ==============       =============

           See accompanying notes to consolidated financial statements

                                    POINT.360

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002


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

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2001.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

NOTE 3 - STOCK REPURCHASE

        In February 1999, the Company commenced a stock repurchase program. The board of directors authorized the Company to allocate up to $4,000,000 to purchase its common stock at suitable market prices. In September 2000, the board of directors authorized the Company to allocate an additional $5,000,000 to purchase its common stock. As of June 30, 2002, the Company had repurchased 860,766 shares of the Company's common stock in connection with this program.

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE

        In November 1998, the Company borrowed $29,000,000 on a term loan with a bank. The term loan was repaid in 2000 with the proceeds of a new borrowing arrangement with a group of banks.

        In September 2000, the Company entered into a credit agreement ("Agreement") with a group of banks providing a revolving credit facility of up to $45,000,000. The purpose of the facility was to repay previously outstanding amounts under a prior agreement with a bank, fund working capital and capital expenditures and for general corporate purposes including up to $5,000,000 of stock repurchases under the Company's repurchase program. The Agreement provided for interest at the banks' reference rate, the federal funds effective rate plus 0.5%, or a LIBOR adjusted rate. Loans made under the Agreement are collateralized by substantially all of the Company's assets. The borrowing base under the Agreement was limited to 90% of eligible accounts receivable, 50% of inventory and 100% of operating machinery and equipment. The Agreement provided that the aggregate commitment will decline by $5,000,000 on each December 31 beginning in 2002 until expiration of the entire commitment on December 31, 2005.

        The Agreement also contained covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limited the amount of capital expenditures. By December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years' and 2000 results. The bank waived compliance with the covenants and amended the Agreement in April 2001. In connection with the amendment, the Company paid the banks a restructuring fee of $225,000 which was expensed in the second quarter of 2001.

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

        In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan has a maturity date of December 31, 2004. Pursuant to the agreement, the Company made a $2 million principal payment and will make additional principal payments of $3.5 million, $5.0 million and $18.5 million in 2002, 2003 and 2004, respectively. The agreement provides for interest at the banks' reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan is secured by substantially all of the Company's assets. In connection with the restructuring, the Company wrote off $265,000 of deferred financing costs related to the original Agreement in the second quarter of 2002. Certain legal and other costs associated with the new term loan were capitalized and will be amortized over the life of the loan.

NOTE 5 - NOTE RECEIVABLE FROM OFFICER

        At June 30, 2002, the Company had a loan outstanding to its Chief Executive Officer totaling $775,000, including accrued interest of $79,000. The loan is collateralized by a trust deed and bears interest at a rate of 3%. The loan is due on or before December 31, 2002.

NOTE 6 - SUBSEQUENT EVENT

        In July 2002, the Company acquired an option to purchase three subsidiaries (the "Subsidiaries") of Alliance Atlantis Communications Inc. ("Alliance") engaged in businesses directly related to those of the Company. The Company may exercise its purchase option at any time prior to December 31, 2002.

        In consideration for the option, the Company issued to Alliance a warrant to acquire 500,000 shares of the Company's common stock at $2.00 per share. The warrant expires on July 3, 2007, or July 3, 2005 if the Company does not exercise its option to purchase the Subsidiaries.

        In July 2002, the Company entered into an arrangement regarding earn-out payments related to the July 1997 acquisition of MultiMedia Services, Inc. The original acquisition agreement would have required payments of approximately $1.5 million during the next two years assuming minimum earnings levels are met, which levels have been achieved in the past. In exchange for a one-time $1.1 million payment made in July 2002, the Company was relieved of all future earn-out obligations under the purchase agreement.

                                   POINT.360

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

        REVENUES. Revenues increased by $0.3 million or 2% to $16.7 million for the three-month period ended June 30, 2002, compared to $16.4 million for the three-month period ended June 30, 2001.

        GROSS PROFIT. Gross profit increased $1.1 million or 23% to $6.1 million for the three-month period ended June 30, 2002, compared to $5.0 million for the three-month period ended June 30, 2001. As a percent of revenues, gross profit increased from 30% to 36%. The increase in gross profit as a percentage of revenues was principally due to lower wages and benefits as headcount was reduced 13% since June 30, 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense decreased $1.0 million, or 19% to $4.5 million for the three-month period ended June 30, 2002, compared to $5.5 million for the three-month period ended June 30, 2001. As a percentage of revenues, SG&A decreased to 27% for the three-month period ended June 30, 2002, compared to 34% for the three-month period ended June 30, 2001. Excluding amortization of goodwill in 2001, SG&A expenses were $5.1 million, or 31% of sales in the 2001 second quarter. The decrease in 2002 was due principally to lower bank fees and professional costs.

        OPERATING INCOME. Operating income increased $2.2 million to $1.6 million for the three-month period ended June 30, 2002, compared to a $0.6 million loss for the three-month period ended June 30, 2001.

        INTEREST EXPENSE. Interest expense for the three-month period ended June 30, 2002 was $0.6 million, a decrease of $0.1 million from the three-month period ended June 30, 2001 due to a lower average level of debt outstanding.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. During the quarter ended June 30, 2001, the Company recorded the difference between the derivative fair value of the Company's hedge contract at the beginning and end of the quarter, or $0.1 million of income. During the quarter ended June 30, 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate hedge contract at the beginning and end of the quarter, or $0.1 million of expense, and amortization of the cumulative-effect adjustment.

        INCOME TAXES. The Company's effective tax rate was 43% for the second quarter of 2002 and 46% for the second quarter of 2001. The decrease in effective tax rate is the result of the Company's periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        NET INCOME (LOSS). The net income for the three-month period ended June 30, 2002 was $0.5 million, an increase of $1.2 million compared to a loss of $0.6 million for the three-month period ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

        REVENUES. Revenues decreased by $2.0 million or 6% to $33.6 million for the six-month period ended June 30, 2002, compared to $35.6 million for the six-month period ended June 30, 2001 due to a decline in studio post production sales as some work was brought in-house. Studios have traditionally maintained in-house capacity and several customers utilized that capacity in 2002 to a greater extent thereby affecting our sales.

        GROSS PROFIT. Gross profit increased $0.9 million or 8% to $12.3 million for the six-month period ended June 30, 2002, compared to $11.4 million for the six-month period ended June 30, 2001. As a percent of revenues, gross profit increased from 32% to 37%. The increase in gross profit as a percentage of revenues was principally due to lower wages and benefits as headcount was reduced 13% since June 30, 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. SG&A expense decreased $1.9 million, or 18% to $9.1 million for the six-month period ended June 30, 2002, compared to $11.0 million for the six-month period ended June 30, 2001. As a percentage of revenues, SG&A decreased to 27% for the six-month period ended June 30, 2002, compared to 31% for the six-month period ended June 30, 2001. Excluding amortization of goodwill in 2001, SG&A expenses were $10.2 million, or 29% of sales in the 2001 six-month period. The decrease in 2002 was due principally to lower wage costs, bank and professional fees.

        OPERATING INCOME. Operating income increased $2.8 million to $3.2 million for the six-month period ended June 30, 2002, compared to $0.4 million for the six-month period ended June 30, 2001.

        INTEREST EXPENSE. Interest expense for the six-month period ended June 30, 2002 was $1.3 million, a decrease of $0.2 million from the six-month period ended June 30, 2001 due to a lower average level of debt outstanding.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133 by recording a cumulative effect adjustment of $0.1 million after tax benefit. During the six months ended June 30, 2001, the Company recorded the difference between the derivative fair value of the Company's hedge contract at the beginning and end of the period, or $0.5 million of expense. During the six months ended June 30, 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate hedge contract at the beginning and end of the period, or $0.1 million of income, and amortization of the cumulative-effect adjustment.

        INCOME TAXES. The Company's effective tax rate was 43% for the first half of 2002 and 46% for the first half of 2001. The decrease in effective tax rate is the result of the Company's periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        NET INCOME (LOSS). The net income for the six-month period ended June 30, 2002 was $1.1 million, an increase of $1.9 million compared to a loss of $0.8 million for the six-month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2001.

        On June 30, 2002, the Company's cash and cash equivalents aggregated $4.7 million. The Company's operating activities provided cash of $4.3 million for the six months ended June 30, 2002.

        The Company's investing activities used cash of $0.7 million in the six months ended June 30, 2002. The Company spent approximately $0.5 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company's capital expenditures were greater than a normal recurring amount partially due to the investment of approximately $0.8 million in high definition television equipment. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment.

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

        In July 2002, we entered into an arrangement regarding earn-out payments related to the July 1997 acquisition of MultiMedia Services, Inc. The original acquisition agreement would have required payments of approximately $1.5 million during the next two years assuming minimum earnings levels are met, which levels have been achieved in the past. In exchange for a one-time $1.1 million payment made in July 2002, we were relieved of all future earn-out obligations under the purchase agreement. The Company's cash balance on July 30, 2002 (after the $1.1 million payment) was $4.6 million.

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

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $47.7 million as of June 30, 2002.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of June 30, 2002 was $1.8 million. The Company did not record a valuation allowance against its deferred tax assets as of June 30, 2002.

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

RECENT HISTORY OF LOSSES. The Company has reported losses for each of the four fiscal quarters ended September 30, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the three fiscal quarters ending June 30, 2002, there can be no assurance as to future profitability on a quarterly or annual basis.

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

CONTROL BY PRINCIPAL SHAREHOLDER; POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's President and Chief Executive Officer,
R. Luke Stefanko, beneficially owned approximately 18% of the outstanding common stock as of June 30, 2002. Mr. Stefanko's ex-spouse owned approximately 25% of the common stock on that date. Together, they owned approximately 43%. In August 2000 and May 2001, Mr. Stefanko was granted one-time proxies to vote his ex-spouse's shares in connection with the election of directors at the Company's annual meetings. The Company's Chairman of the Board, Haig Bagerdjian, beneficially owned approximately 9% of the common stock on June 30, 2002. By virtue of their stock ownership, Messrs. Stefanko and Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company's Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the "Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        MARKET RISK. The Company had borrowings of $26,349,000 at June 30, 2002 under a credit agreement. Amounts outstanding under the credit agreement now bear interest at the bank's reference rate plus 1.25%.

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

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit), and an expense of $508,000 ($406,000 net of tax benefit) for the derivative fair value change of an interest rate hedging contract. During the three and six month periods ended June 30, 2002, the Company recorded expense of $67,000 (net of $50,000 tax benefit) and derivative income of $57,000 (net of $43,000 tax expense) for the derivative fair value change and amortization of the cumulative effect type adjustment.

                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        For a discussion of the May 2002 agreement in which the Company's defaults under its bank borrowings were waived, see Note 4 to the Financial Statements that are included in Part I, Item 1 of this Report on Form 10-Q.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   10.1 Third Amendment and Restated Credit Agreement dated May 2, 2002, among the Company, Union Bank of California, N.A., United California Bank, and U.S. Bank National Association. (1)

   10.2 Option Agreement dated July 3, 2002 between the Company and Alliance Atlantis Inc. (2)

   99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports On Form 8-K

   The Company filed a Form 8-K dated June 12, 2002 related to a change in its independent public accountants.

   The Company filed a Form 8-K dated July 3, 2002 related to the acquisition of an option to purchase three entities in consideration for issuance of a warrant to the seller to purchase 500,000 shares of the Company's common stock.

   The Company filed a Form 8-K dated July 26, 2002 related to the appointment of a new independent public accountants.

   Notes:

   (1) Filed as an exhibit to Form 10-Q for the period ended March 31, 2002 with the Commission on May 14, 2002.

   (2)  Filed as an exhibit to Form 8-K with the Commission on July 15, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POINT.360

DATE:  August 14, 2002              BY: /s/ Alan Steel
                                    ----------------------------------
                                    Alan Steel
                                    Executive Vice President,
                                      Finance and Administration
                                      (duly authorized officer and
                                      principal financial officer)