Form 10-Q/A
period 2001-03-31
POINT 360
filed 2002-11-08
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-Q/A


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -   Exchange Act of 1934.

For the quarterly period ended March 31, 2001 or

     __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        For the transition period from to
                                    ---------

                         Commission file number 0-21917
                                    --------

                                    Point.360
             (Exact Name of Registrant as Specified in its Charter)

                                   California
              -----------------------------------------------------
                                   95-4272619
                  (State or Other Jurisdiction of (IRS Employer
                  Incorporation or Organization) Identification
                                     Number)

               California                                95-4272619
(State of or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

7083 Hollywood Boulevard, Suite 200, Hollywood, CA          90028
(Address of principal executive offices)                 (Zip Code)


                                 (323) 957-7990
              (Registrant's Telephone Number, Including Area Code)

                                 VDI MultiMedia
                -----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
     -------      -------

As of September 20, 2002, there were 9,014,232 shares of the registrant's common stock outstanding.

Point.360 is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending March 31, 2001 in order to reflect and describe the restatement of its financial statements for the three-month period ended March 31, 2001. See
Note 3. Except as otherwise expressly described herein, this Amendment continues to present information as of May 15, 2001, which is the date on which we originally filed our Quarterly Report on Form 10-Q. We have not updated the disclosures in this Amendment to present information as of a later date. All information contained herein is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    POINT.360
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                  December 31,             March 31,
                                                                     2000                   2001
                                                                     ----                   ----
                                                                                         (unaudited)
                                                                                        (as restated)
Current assets:
Cash and cash equivalents                                           $    769,000         $  1,180,000
Accounts receivable, net of allowances for doubtful
  accounts of $1,473,000 and $1,417,000, respectively                 16,315,000           15,436,000
Notes receivable from officers                                         1,001,000            1,001,000
Income tax receivable                                                  1,362,000            1,422,000
Inventories                                                            1,031,000            1,116,000
Prepaid expenses and other current assets                              2,066,000            2,095,000
Deferred income taxes                                                  1,574,000            1,574,000
                                                                    ------------         ------------
Total current assets                                                  24,118,000           23,824,000

Property and equipment, net                                           25,236,000           25,379,000
Other assets, net                                                        920,000              912,000
Goodwill and other intangibles, net                                   27,387,000           27,254,000
                                                                    ------------         ------------
Total assets                                                        $ 77,661,000         $ 77,369,000
                                                                    ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                    $  8,850,000         $  7,676,000
Accrued expenses                                                       2,513,000            3,480,000
Current portion of capital lease obligations                              54,000               34,000
                                                                    ------------         ------------
Total current liabilities                                             11,417,000         $ 11,190,000
                                                                    ------------         ------------
Deferred income taxes                                                  2,271,000            2,069,000
Notes payable, less current portion                                   31,024,000           31,024,000
Capital lease obligations, less current portion                           30,000               21,000
Derivative valuation liability                                                 -              588,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
  none outstanding                                                             -                    -
Common stock - no par value; 50,000,000 authorized; 9,162,670
  and 9,046,004, respectively, issued and outstanding                 18,272,000           18,012,000
Accumulated other comprehensive income                                         -             (120,000)
Retained earnings                                                     14,647,000           14,585,000
                                                                    ------------         ------------
Total shareholders' equity                                            32,919,000           32,477,000
                                                                    ------------         ------------
Total liabilities and shareholders' equity                          $ 77,661,000         $ 77,369,000
                                                                    ============         ============

          See accompanying notes to consolidated financial statements.

                                    POINT.360
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                        2000                  2001
                                                                        ----                  ----
                                                                                         (as restated)
Revenues                                                            $ 19,090,000         $ 19,108,000
Cost of goods sold                                                   (10,885,000)         (12,607,000)
                                                                    ------------         ------------
Gross profit                                                           8,205,000            6,501,000
Selling, general and administrative expense                           (5,335,000)          (5,534,000)
                                                                    ------------         ------------
Operating income                                                       2,870,000              967,000
Interest expense, net                                                   (685,000)            (785,000)
Derivative fair value change (Note 6)                                          -             (322,000)
                                                                    ------------         ------------
Income (loss) before income taxes                                      2,185,000             (140,000)
(Provision for) benefit from income taxes                               (898,000)              78,000
                                                                    ------------         ------------
Income (loss) before adoption of SAB 101                               1,287,000              (62,000)
Cumulative effect of adopting SAB 101                                   (322,000)                   -
                                                                    ------------         ------------
Net income (loss)                                                   $    965,000         $    (62,000)
                                                                    ============         ============
Other comprehensive income:
Derivative fair value change:                                       $          -         $   (120,000)
                                                                    ------------         ------------
Comprehensive income (loss)                                         $    965,000         $   (182,000)
                                                                    ============         ============
Earnings per share:
Basic:
Income (loss) per share before adoption
  of SAB 101                                                        $       0.14         $      (0.01)
Cumulative effect of adopting SAB 101                                      (0.04)                   -
                                                                    ------------         ------------
Net income (loss)                                                   $       0.10         $      (0.01)
                                                                    ============         ============
Weighted average number of shares                                      9,214,808            9,136,559
Diluted:
Income (loss) per share before adoption
  of SAB 101                                                        $       0.13         $      (0.01)
Cumulative effect of adopting SAB 101                                      (0.03)                   -
                                                                    ------------         ------------
Net income (loss)                                                   $       0.10         $      (0.01)
                                                                    ============         ============
Weighted average number of shares including
  the dilutive effect of stock options                                 9,848,996            9,136,559

          See accompanying notes to consolidated financial statements.


                                    POINT.360
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        2000                  2001
                                                                        ----                  ----
                                                                                         (as restated)
Cash flows from operating activities:
Net income (loss)                                                   $    965,000          $    (62,000)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                          1,311,000             1,648,000
Provision for doubtful accounts                                          144,000               143,000
Deferred income taxes                                                    392,000              (202,000)
Other non cash items                                                           -               508,000
Cumulative effect of adopting SAB 101                                    322,000                     -

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                              (219,000)              736,000
Decrease (increase) in inventories                                        95,000               (85,000)
(Increase) in prepaid expenses and
  other current assets                                                  (676,000)              (29,000)
Decrease in other assets                                                  14,000                 8,000
(Decrease) in accounts payable.                                         (833,000)           (1,174,000)
Increase in accrued expenses                                             532,000               967,000
(Decrease) in income taxes payable                                      (842,000)              (60,000)
                                                                    ------------          ------------
Net cash provided by operating activities                              1,205,000             2,398,000
                                                                    ------------          ------------
Cash used in investing activities:
Capital expenditures                                                  (2,178,000)           (1,325,000)
Net cash paid for acquisitions                                          (299,000)             (333,000)
                                                                    ------------          ------------
Net cash used in investing activities                                 (2,477,000)           (1,658,000)
                                                                    ------------          ------------
Cash flows from financing activities:
Repurchase of common stock                                                     -              (300,000)
Proceeds from exercise of stock options                                  165,000                     -
Repayment of notes payable                                            (1,459,000)                    -
Repayment of capital lease obligations                                   (61,000)              (29,000)
                                                                    ------------          ------------
Net cash used in financing activities                                 (1,355,000)             (329,000)
                                                                    ------------          ------------
Net (decrease) increase in cash                                       (2,627,000)              411,000
Cash at beginning of period                                            3,030,000               769,000
                                                                    ------------          ------------
Cash at end of period                                               $    403,000          $  1,180,000
                                                                    ============          ============
Supplemental disclosure of cash flow information
Cash paid for:
Interest                                                            $    685,000          $    565,000
                                                                    ============          ============
Income tax                                                          $    820,000          $     37,000
                                                                    ============          ============

           See accompanying notes to consolidated financial statements

                                    POINT.360
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

NOTE 1 - THE COMPANY

        Point.360 (formerly VDI MultiMedia) ("POINT.360" or the "COMPANY") is a leading provider of video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, digitize, archive and ultimately distribute its clients' video content.

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

        The accompanying restated and unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2000.

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

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133"). The standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other income. See Note 6 for further detail.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

        During 2002, the Company restated 2001 quarterly financial statements to
(i) allocate certain year-end adjustments to other than the fourth quarter of 2001, (ii) correct the quarterly amortization of other intangibles associated with an acquired company and (iii) correct the transition adjustment and the required subsequent amortization into earnings resulting from the adoption of FAS 133 for an interest rate swap contract. These adjustments for the period ended March 31, 2001 are as follows:


                                                    Decrease (Increase) Net Loss
Adjustments to previously issued                         Three Months Ended
financial statements:                                      March 31, 2001
---------------------                                      --------------

To reduce depreciation expense (1)                         $       45,000
To correct amortization of other intangibles (2)                  (44,000)
To correct FAS 133 interest rate swap
  contract amortization                                           (69,000)
To revise tax provision related to above adjustments               38,000
                                                           --------------
Subtotal                                                          (30,000)
Reversal of previous incorrect cumulative effect of
   adopting FAS 133 charge, net of tax                            139,000
                                                           --------------
Total                                                      $      109,000
                                                           ==============

Reduction in previously reported net loss and
effect on earnings per share:
Reduction in net loss:
Adjustments                                                $      (30,000)
FAS 133 cumulative effect reversal                                139,000
                                                           --------------
Total                                                      $      109,000
                                                           ==============
Basic earnings per share:
Adjustments                                                $        (0.01)
FAS 133 cumulative effect reversal                                   0.02
                                                           --------------
Total                                                      $         0.01
                                                           ==============
Diluted earnings per share:
Adjustments                                                $        (0.01)
FAS 133 cumulative effect reversal                                   0.02
                                                           ---------------
Total                                                      $         0.01
                                                           ==============

   (1) Credited to cost of goods sold and selling, general and administrative expense.
   (2)  Charged to selling, general and administrative expense.


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

NOTE 6 - DERIVATIVE AND HEDGING ACTIVITIES

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.50% rate of interest for three years. FAS 133 requires that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such quarter. The effect of adopting FAS 133 was to record an initial cumulative-effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $139,000 (net of $170,000 tax benefit), crediting Derivative Valuation Liability by the $309,000 gross cumulative-effect adjustment and charging Deferred Income Taxes $170,000. The following adjustments were recorded to reflect changes during the three months ended March 31, 2001:

                                                   Increase (Decrease) Income
                                ---------------------------------------------------------------------
                                Derivative Fair      (Provision for) Benefit          Net Derivative
                                 Value Change           from Income Taxes           Fair Value Change
                                 ------------           -----------------           -----------------
Amortization of
cumulative-effect
type adjustment                 $     (43,000)          $       24,000              $    (19,000)

Difference in the derivative
fair value between the
beginning and end of the
quarter                              (279,000)                 153,000                  (126,000)
                                -------------           --------------              ------------
                                $    (322,000)          $      177,000              $   (145,000)
                                =============           ==============              ============

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

        GROSS  PROFIT.  Gross  profit  decreased  $1.7  million or 20.8% to $6.5 million for the three-month period ended March 31, 2001, compared to $8.2 million for the three-month period ended March 31, 2000. As a percent of revenues, gross profit decreased from 43.0% to 34.0%. The decrease in gross profit as a percentage of revenues was due to higher wages related to the digital television services department, higher maintenance and equipment rental costs, and increased depreciation associated with investments in high definition equipment.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.2 million, or 3.7% to $5.5 million for the three-month period ended March 31, 2001, compared to $5.3 million for the three-month period ended March 31, 2000. The fiscal 2000 quarter included $0.8 million of expenses associated with a terminated merger. As a percentage of revenues, selling, general and administrative expense increased to 29.0% for the three-month period ended March 31, 2001, compared to 27.9% for the three-month period ended March 31, 2000. This increase was due to $0.3 million of severance accruals and $0.4 million of higher consulting and administrative salary costs.

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

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133. During the quarter ended March 31, 2001, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the first quarter, or $279,000 ($126,000 net of tax benefit), and amortization of the cumulative-effect adjustment during the quarter.

        INCOME TAXES. The Company's effective tax rate was 56% for the first quarter of 2001 and 41% for the first quarter of 2000. The higher tax rate is due to the effect of permanent differences on a lower pre-tax income base.

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

        NET INCOME (LOSS). The net loss for the three-month period ended March 31, 2001 was $62,000, a decrease of $1.0 million compared to $1.0 million net income for the three-month period ended March 31, 2000.

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

Certain of the businesses previously acquired by the Company reported net losses for their most recent fiscal years prior to being acquired, and our future financial performance will in part depend on our ability to implement operational improvements in, or exploit potential synergies with, these acquired businesses.

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

ABILITY TO MAINTAIN AND IMPROVE SERVICE QUALITY. Our business is dependent on our ability to meet the current and future demands of our customers, which demands include reliability, timeliness, quality and price. Any failure to do so, whether or not caused by factors within our control, could result in losses to such clients. Although we disclaim any liability for such losses, there is no assurance that claims would not be asserted or that dissatisfied customers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which could have material adverse effect on our financial condition, results of operations and prospects. Although we maintain insurance against business interruption, such insurance may not be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of our business. In addition, our ability to make deliveries within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including equipment failure, work stoppages by package delivery vendors or interruption in services by telephone or satellite service providers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        MARKET RISK. The Company's market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate ("LIBOR"). The Company had borrowings of $31,024,000 at March 31, 2001 under a credit agreement and may borrow up to an additional $14 million subject to the level of Company's assets (borrowing base). Amounts outstanding under the credit agreement bear interest at the bank's reference rate plus a base rate margin not to exceed 1.00%, or, at the Company's election, at LIBOR plus a LIBOR margin not to exceed 2.75%.

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

                                    POINT.360

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.1 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated April 5, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (1)

        10.2    Form of indemnity agreement. (2)

        99.1    Certification   of  Chief  Executive   Officer  Pursuant  to  18
                U.S.C.ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2    Certification   of  Chief  Financial   Officer  Pursuant  to  18
                U.S.C.ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        -----------------------

        (1) Filed with the Securities and Exchange Commission on April 11, 2001 as an exhibit to the Company's Form 10-K and incorporated herein by reference.

        (2) Filed with the Securities and Exchange Commission on May 15, 2001 as an exhibit to the Company's Form 10-Q and incorporated herein by reference.

   (b)  Reports On Form 8-K

        None.



                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POINT.360

DATE:  November 7, 2002             BY:  /s/ Alan Steel
                                         -----------------------------
                                         Alan Steel
                                         Executive Vice President,
                                         Finance and Administration
                                         (duly authorized officer and
                                          principal financial officer)

                                 CERTIFICATIONS


I, Haig S. Bagerdjian, certify that:

   1.   I have reviewed this quarterly report on Form 10-Q of Point.360;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: November 7, 2002                /s/  Haig S. Bagerdjian
                                      -----------------------
                                      Haig S. Bagerdjian
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer




I, Alan R. Steel, certify that:

   1.   I have reviewed this quarterly report on Form 10-Q of Point.360;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: November 7, 2002                 /s/  Alan R. Steel
                                       ------------------------------------
                                       Alan R. Steel
                                       Executive Vice President
                                       Finance and Administration and
                                       Chief Financial Officer

                                                                EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission (the "Report"), I, Haig S. Bagerdjian, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Haig S. Bagerdjian
----------------------------
Haig  S. Bagerdjian
Chief Executive Officer
November 7, 2002

                                                                EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission (the "Report"), I, Alan R. Steel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Alan R. Steel
----------------------------
Alan R. Steel
Chief Financial Officer
November 7, 2002