Form 10-Q/A
period 2001-06-30
POINT 360
filed 2002-11-08
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-Q/A


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -   Exchange Act of 1934.

For the quarterly period ended June 30, 2001 or

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

Point.360 is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending June 30, 2001 in order to reflect and describe the restatement of its financial statements for the three and six-month periods ended June 30, 2001. See Note 3. Except as otherwise expressly described herein, this Amendment continues to present information as of August 14, 2001, which is the date on which we originally filed our Quarterly Report on Form 10-Q. We have not updated the disclosures in this Amendment to present information as of a later date. All information contained herein is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                   December 31,           June 30,
                                                                       2000                 2001
                                                                       ----                 ----
                                                                                         (unaudited)
                                                                                        (as restated)
Current assets:
Cash and cash equivalents                                           $    769,000         $    536,000
Accounts receivable, net of allowances for doubtful
  accounts of $1,473,000 and $686,000, respectively                   16,315,000           12,823,000
Notes receivable from officers                                         1,001,000            1,037,000
Income tax receivable                                                  1,362,000            2,193,000
Inventories                                                            1,031,000            1,102,000
Prepaid expenses and other current assets                              2,066,000            2,012,000
Deferred income taxes                                                  1,574,000            1,089,000
                                                                    ------------         ------------
Total current assets                                                  24,118,000           20,792,000

Property and equipment, net                                           25,236,000           24,686,000
Other assets, net                                                        920,000              914,000
Goodwill and other intangibles, net                                   27,387,000           26,943,000
                                                                    ------------         ------------
Total assets                                                        $ 77,661,000         $ 73,335,000
                                                                    ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                    $  8,850,000         $  5,275,000
Accrued expenses                                                       2,513,000            3,342,000
Current portion of notes payable                                               -           29,950,000
Current portion of capital lease obligations                              54,000               46,000
                                                                    ------------         ------------
Total current liabilities                                             11,417,000           38,613,000
                                                                    ------------         ------------
Deferred income taxes                                                  2,271,000            2,235,000
Notes payable, less current portion                                   31,024,000                    -
Capital lease obligations, less current portion                           30,000               40,000
Derivative valuation liability                                                 -              559,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
   none outstanding                                                            -                    -
Common stock - no par value; 50,000,000 authorized; 9,162,670
  and 9,046,004 shares issued and outstanding, respectively           18,272,000           18,082,000
Accumulated other comprehensive income                                         -             (125,000)
Retained earnings                                                     14,647,000           13,931,000
                                                                    ------------         ------------
Total shareholders' equity                                            32,919,000           31,888,000
                                                                    ------------         ------------
Total liabilities and shareholders' equity                          $ 77,661,000         $ 73,335,000
                                                                    ============         ============

          See accompanying notes to consolidated financial statements.


                                    POINT.360
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                               --------                             --------
                                                        2000              2001               2000               2001
                                                        ----              ----               ----               ----
                                                                      (as restated)                        (as restated)
Revenues                                            $ 18,480,000      $ 16,446,000       $ 37,570,000       $ 35,554,000
Cost of goods sold                                   (11,321,000)      (11,261,000)       (22,206,000)       (23,868,000)
                                                    ------------      -------------      ------------       ------------
Gross profit                                           7,159,000         5,185,000         15,364,000         11,686,000
Selling, general and administrative expense           (5,005,000)       (5,694,000)       (10,340,000)       (11,228,000)
                                                    ------------      ------------       ------------       ------------
Operating income (loss)                                2,154,000          (509,000)         5,024,000            458,000
Interest expense, net                                   (703,000)         (734,000)        (1,388,000)        (1,519,000)
Derivative fair value change (Note 5)                          -             3,000                  -           (319,000)
                                                    ------------      ------------       ------------       ------------
Income (loss) before income taxes                      1,451,000        (1,240,000)         3,636,000         (1,380,000)
(Provision for) benefit from income taxes               (665,000)          586,000         (1,564,000)           664,000
                                                    ------------      ------------       ------------       ------------
Income (loss) before adoption of SAB 101                 786,000          (654,000)         2,072,000           (716,000)
Cumulative effect of adopting SAB 101                          -                 -           (322,000)                 -
                                                    ------------      ------------       ------------       ------------
Net income (loss)                                   $    786,000      $   (654,000)      $  1,750,000       $   (716,000)
                                                    ============      ============       ============       ============
Other comprehensive income:
Derivative fair value change                        $          -      $     (5,000)      $          -       $   (125,000)
                                                    ------------      ------------       ------------       ------------
Comprehensive income (loss)                         $    786,000      $   (659,000)      $  1,750,000       $   (841,000)
                                                    ============      ============       ============       ============
Earnings per share:
Basic:
Income (loss) per share before adoption
  of SAB 101                                        $       0.09      $      (0.07)      $       0.22       $      (0.08)
Cumulative effect of adopting SAB 101                          -                 -              (0.03)                 -
                                                    ------------      ------------       ------------       ------------
Net income (loss)                                   $       0.09      $      (0.07)      $       0.19       $      (0.08)
                                                    ============      ============       ============       ============
Weighted average number of shares                      9,238,843         9,046,004          9,226,825          9,090,387
Diluted:
Income (loss) per share before adoption
  of SAB 101                                        $       0.08      $      (0.07)      $       0.21       $      (0.08)
Cumulative effect of adopting SAB 101                          -                 -              (0.03)                 -
                                                    ------------      ------------       ------------       ------------
Net income (loss)                                   $       0.08      $      (0.07)      $       0.18       $      (0.08)
                                                    ============      ============       ============       ============
Weighted average number of shares including
  the dilutive effect of stock options                 9,472,899         9,046,004          9,660,947          9,090,387

          See accompanying notes to consolidated financial statements.


                                    POINT.360
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                           Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                        2000                  2001
                                                                        ----                  ----
                                                                                         (as restated)
Cash flows from operating activities:
Net income (loss)                                                  $   1,750,000        $    (716,000)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                          2,720,000            3,391,000
Provision for doubtful accounts                                          169,000              279,000
Deferred income taxes                                                    112,000              449,000
Other non cash item                                                            -              544,000
Cumulative effect of adopting SAB 101                                    322,000                    -
Changes in assets and liabilities:
Decrease in accounts receivable                                        2,415,000            3,213,000
Decrease (increase) in inventories                                       100,000              (71,000)
(Increase) decrease in prepaid expenses and
  other current assets                                                  (759,000)              54,000
(Increase) in other assets                                               (79,000)             (30,000)
Increase (decrease) in accounts payable                                  470,000           (3,575,000)
(Decrease) increase in accrued expenses                                  (93,000)             829,000
(Decrease) in income taxes payable                                    (1,393,000)            (831,000)
                                                                   -------------        -------------
Net cash provided by operating activities                              5,734,000            3,536,000
                                                                   -------------        -------------
Cash used in investing activities:
Capital expenditures                                                  (5,228,000)          (1,846,000)
Net cash paid for acquisitions                                          (481,000)            (508,000)
                                                                   -------------        -------------
Net cash used in investing activities                                 (5,709,000)          (2,354,000)
                                                                   -------------        -------------
Cash flows used in financing activities:
Change in revolving credit agreement                                   2,500,000                    -
Repurchase of common stock                                                     -             (300,000)
Proceeds from exercise of stock options                                  195,000                    -
Repayment of notes payable                                            (5,409,000)          (1,074,000)
Repayment of capital lease obligations                                  (108,000)             (41,000)
                                                                   -------------        -------------
Net cash used in financing activities                                 (2,822,000)          (1,415,000)
                                                                   -------------        -------------
Net (decrease) in cash                                                (2,797,000)            (233,000)
Cash and cash equivalents at beginning of period                       3,030,000              769,000
                                                                   -------------        -------------
Cash and cash equivalents at end of period                         $     233,000        $     536,000
                                                                   =============        =============
Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                           $   1,066,000        $   1,306,000
                                                                   =============        =============
Income tax                                                         $   3,854,000        $      52,000
                                                                   =============        =============
Non-financing activities:
Capital lease obligations incurred                                 $           -        $      43,000
                                                                   =============        ==============

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

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Nos. 141 and 142, "BUSINESS COMBINATIONS" and "GOODWILL AND OTHER INTANGIBLE ASSETS" ("FAS 141" and "FAS 142", respectively). FAS 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS No. 141 will be reclassified to goodwill. The Company will be required to perform a transitional goodwill impairment assessment. The Company is in the process of evaluating the impact of adopting FAS 141 and FAS 142.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

        During 2002, the Company restated 2001 quarterly financial statements to
(i) allocate certain year-end adjustments to other than the fourth quarter of 2001, (ii) correct the quarterly amortization of other intangibles associated with an acquired company and (iii) correct the transition adjustment and the required subsequent amortization into earnings resulting from the adoption of FAS 133 for an interest rate swap contract. These adjustments for the periods ended June 30, 2001 are as follows:

                                                                    Decrease (Increase) Net Loss
                                                           ---------------------------------------------
Adjustments to previously issued                           Three Months Ended           Six Months Ended
financial statements:                                        June 30, 2001               June 30, 2001
--------------------                                         -------------               -------------
To reduce depreciation expense (2)                           $     118,000               $     163,000
To correct amortization of other intangibles (3)                   (45,000)                    (89,000)
To properly state raw materials purchases (1)                      131,000                     131,000
To accrue estimated liability for two
  abandoned leases (3)                                            (154,000)                   (154,000)
To correct FAS 133 interest rate swap contract
  amortization                                                     (41,000)                   (110,000)
To revise tax provision related to the
  above adjustments                                                 13,000                      51,000
                                                             -------------               -------------
Subtotal                                                            22,000                      (8,000)

Reversal of previous incorrect cumulative effect of
   adopting FAS 133 charge, net of tax                                   -                     139,000
                                                             -------------               -------------
    Total                                                    $      22,000               $     131,000
                                                             =============               =============

Reduction in previously reported net loss
and effect on earnings per share:
Reduction in net loss:
Adjustments                                                  $      22,000                      (8,000)
FAS 133 cumulative effect reversal                                       -                     139,000
                                                             -------------               -------------
Total                                                        $      22,000               $     131,000
                                                             =============               =============
Basic earnings per share:
Adjustments                                                  $           -               $           -
FAS 133 cumulative effect reversal                                       -                        0.02
                                                             -------------               -------------
Total                                                        $           -               $        0.02
                                                             =============               =============
Diluted earnings per share:
Adjustments                                                  $           -               $           -
FAS 133 cumulative effect reversal                                       -                        0.02
                                                             -------------               -------------
Total                                                        $           -               $        0.02
                                                             =============               =============

   (1)  Credited to cost of goods sold.
   (2) Credited to cost of goods sold and selling, general and administrative expense.
   (3)  Charged to selling, general and administrative expense.

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

        The Agreement also contains covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limits the amount of capital expenditures. By December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years and 2000 results. The bank waived compliance with the covenants and amended the Agreement in April 2001. In connection with the amendment, the Company paid the banks $225,000 which was expensed in the second quarter of 2001.

        As of April 30, May 31 and June 30, 2001, outstanding amounts under the line of credit exceeded the borrowing base. On June 11 and July 20, 2001, the Company entered into amendment and forbearance agreements with the banks which required the Company to repay the amount of excess borrowings and amended the Agreement to reduce the aggregate commitment from $45,000,000 to $30,050,000 until the expiration of the commitment on December 31, 2005. In August 2001, the Company did not make required debt payments which created a breach of the amendment and forbearance agreements. As a consequence of the breach, all amounts outstanding under the credit facility are immediately due and payable and , therefore, have been reclassified as a current liability as of June 30, 2001. The Company is negotiating with the banks for an additional forbearance.

NOTE 6 - DERIVATIVE AND HEDGING ACTIVITIES

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.50% rate of interest for three years. FAS 133 requires that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such quarter. The effect of adopting FAS 133 was to record an initial cumulative-effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $161,000 (net of $148,000 tax benefit), crediting Derivative Valuation Liability by the $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $148,000. The following adjustments were recorded to reflect changes during the three- and six-month periods ended June 30, 2001:

                                                                 Increase (Decrease) Income
                                               ---------------------------------------------------------------------
                                               Derivative Fair      (Provision for) Benefit          Net Derivative
                                                Value Change           from Income Taxes           Fair Value Change
                                                ------------           -----------------           -----------------

For the three months ended June 30, 2001:
----------------------------------------
Amortization of cumulative-effect type
adjustment                                     $     (26,000)          $      12,000               $     (14,000)

Difference in the derivative fair value
between the beginning and end of the quarter          29,000                 (14,000)                     15,000
                                               -------------           -------------               -------------
                                               $       3,000           $     ( 2,000)              $      (1,000)
                                               =============           =============               =============
For the six months ended June 30, 2001:
--------------------------------------
Amortization of cumulative-effect type
adjustment                                           (69,000)                 33,000                     (36,000)

Difference in the derivative fair value
between the beginning and end of the period         (250,000)                120,000                    (130,000)
                                               -------------           -------------               -------------
                                               $    (319,000)          $     153,000               $    (166,000)
                                               =============           =============               =============

                                    POINT.360

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

        REVENUES. Revenues decreased by $2.0 million or 11% to $16.4 million for the three-month period ended June 30, 2001, compared to $18.5 million for the three-month period ended June 30, 2001 due to a decline in studio post production sales.

        GROSS PROFIT. Gross profit decreased $2.0 million or 27.6% to $5.2 million for the three-month period ended June 30, 2001, compared to $7.2 million for the three-month period ended June 30, 2000. As a percent of revenues, gross profit decreased from 38.7% to 31.5%. The decrease in gross profit as a percentage of revenues was due to higher wages related to the digital television services department, higher maintenance and equipment rental costs, and increased depreciation associated with investments in high definition equipment.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.7 million, or 13.8% to $5.7 million for the three-month period ended June 30, 2001, compared to $5.0 million for the three-month period ended June 30, 2000. As a percentage of revenues, selling, general and administrative expense increased to 34.6% for the three-month period ended June 30, 2001, compared to 27.1% for the three-month period ended June 30, 2000. This increase was due to $0.4 million of bank agreement restructuring charges, and $0.3 million of employee benefit plan one-time expense, offset by other cost reductions.

        OPERATING INCOME. Operating income (loss) decreased $2.7 million to $(0.5) million for the three-month period ended June 30, 2001, compared to $2.2 million for the three-month period ended June 30, 2000.

        INTEREST EXPENSE. Interest expense for the three-month ended June 30, 2001 of $0.7 million was the same as that of the three-month period ended June 30, 2001 of $0.7 million.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. During the quarter ended June 30, 2001, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the second quarter, or $29,000 ($15,000 net of tax benefit), and amortization of the cumulative-effect adjustment during the quarter.

        INCOME TAXES. The Company's effective tax rate was 47% for the second quarter of 2001 and 46% for the second quarter of 2000.

        NET INCOME (LOSS). The net income (loss) for the three-month period ended June 30, 2001 was $(0.7) million, a decrease of $1.4 million compared to $0.8 million for the three-month period ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

        REVENUES. Revenues decreased by $2.0 million or 5.4% to $35.6 million for the six-month period ended June 30, 2001, compared to $37.6 million for the six-month period ended June 30, 2000 due to a decline in studio post production sales in the second quarter.

        GROSS PROFIT. Gross profit decreased $3.7 million or 23.9% to $11.7 million for the six-month period ended June 30, 2001, compared to $15.4 million for the six-month period ended June 30, 2000. As a percent of revenues, gross profit decreased from 40.9% to 32.9%. The decrease in gross profit as a percentage of revenues was due to higher wages related to the digital television services department, higher maintenance and equipment rental costs, and increased depreciation associated with investments in high definition equipment.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $0.9 million, or 8.6% to $11.2 million for the six-month period ended June 30, 2001, compared to $10.3 million for the six-month period ended June 30, 2000. As a percentage of revenues, selling, general and administrative expense increased to 31.6% for the six-month period ended June 30, 2001, compared to 27.5% for the six-month period ended June 30, 2000. The fiscal 2000 period included $0.8 million of expenses associated with a terminated merger. The 2001 period included $0.4 million of bank agreement restructuring charges, $0.3 million of employee benefit plan one-time change expense, $0.2 million of severance accruals, $0.3 million of consulting expense associated with the Company's rebranding efforts and higher administrative salary costs.

        OPERATING INCOME. Operating income decreased $4.6 million or 90.9% to $0.5 million for the six-month period ended June 30, 2001, compared to $5.0 million for the six-month period ended June 30, 2000.

        INTEREST EXPENSE. Interest expense increased $0.1 million, or 9.4%, to $1.5 million for the six-month period ended June 30, 2001, compared to $1.4 million for the six-month period ended June 30, 2000.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133 by recording a cumulative effect adjustment to shareholders' equity. During the six months ended June 30, 2001, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the period, or $250,000 ($130,000 net of tax benefit), and amortization of the cumulative-effect adjustment during the quarter.

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

        NET INCOME (LOSS). The net income (loss) for the six-month period ended June 30, 2001 was $(0.7) million, a decrease of $2.5 million compared to a profit of $1.8 million for the six-month period ended June 30, 2000.

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

        The Company's investing activities used cash of $2.4 million in the six months ended June 30, 2001. The Company spent approximately $1.8 million for the addition and replacement of capital equipment and management information systems. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. The Company also made $0.5 million in acquisition earn-out payments in the six months ended June 30, 2001.

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

                                    POINT.360

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.1 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated April 5, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (1)

        10.2 Second Amendment to Second Amended and Restated Credit Agreement and Forbearance dated June 11, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (2)

        10.3 Third Amendment to Second Amended and Restated Credit Agreement and Forbearance dated July 20, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (2)

        10.4    Employment  Agreement dated June 7, 2001 between the Company and
                R. Luke Stefanko. (2)

        10.5 Employment Agreement dated June 7, 2001 between the Company and Alan R. Steel. (2)

        10.6 Employment Agreement dated June 7, 2001 between the Company and Neil Nguyen (2)

        99.1    Certification   of  Chief  Executive   Officer  Pursuant  to  18
                U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2    Certification   of  Chief  Financial   Officer  Pursuant  to  18
                U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------

        (1) Filed with the Securities and Exchange Commission on April 11, 2001 as an exhibit to the Company's Form 10-K and incorporated herein by reference.

        (2)     Filed with the Securities and Exchange  Commission on August 14,
                2001  as  an  exhibit  to  the   Company's   Form  10-Q  and  as
                incorporated herein by reference.

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

                                                                EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended June 30, 2001, as filed with the Securities and Exchange Commission (the "Report"), I, Haig S. Bagerdjian, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/  Haig S. Bagerdjian
----------------------------
Haig  S. Bagerdjian
Chief Executive Officer
November 7, 2002

                                                                EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended June 30, 2001, as filed with the Securities and Exchange Commission (the "Report"), I, Alan R. Steel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Alan R. Steel
----------------------------
Alan R. Steel
Chief Financial Officer
November 7, 2002