Form 10-Q/A
period 2001-09-30
POINT 360
filed 2002-11-08
CIK 1014733

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

Point.360 is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending September 30, 2001 in order to reflect and describe the restatement of its financial statements for the three and nine-month periods ended September 30, 2001. See Note 3. Except as otherwise expressly described herein, this Amendment continues to present information as of November 14, 2001, which is the date on which we originally filed our Quarterly Report on Form 10-Q. We have not updated the disclosures in this Amendment to present information as of a later date. All information contained herein is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                    December 31,          September 30,
                                                                        2000                  2001
                                                                        ----                  ----
                                                                                           (unaudited)
                                                                                          (as restated)
Current assets:
Cash and cash equivalents                                          $     769,000          $   1,092,000
Accounts receivable, net of allowances for doubtful
  accounts of $1,473,000 and $868,000, respectively                   16,315,000             12,442,000
Notes receivable from officers                                         1,001,000              1,039,000
Income tax receivable                                                  1,362,000              2,030,000
Inventories                                                            1,031,000              1,000,000
Prepaid expenses and other current assets                              2,066,000              1,930,000
Deferred income taxes                                                  1,574,000              1,395,000
                                                                   -------------          -------------
Total current assets                                                  24,118,000             20,928,000

Property and equipment, net                                           25,236,000             24,020,000
Other assets, net                                                        920,000                886,000
Goodwill and other intangibles, net                                   27,387,000             26,869,000
                                                                   -------------          -------------
Total assets                                                       $  77,661,000          $  72,703,000
                                                                   =============          =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                   $   8,850,000          $   4,847,000
Accrued expenses                                                       2,513,000              3,864,000
Current portion of notes payable                                               -             29,249,000
Current portion of capital lease obligations                              54,000                 59,000
                                                                   -------------          -------------
Total current liabilities                                             11,417,000             38,019,000
                                                                   -------------          -------------
Deferred income taxes                                                  2,271,000              2,499,000
Notes payable, less current portion                                   31,024,000                      -
Capital lease obligations, less current portion                           30,000                 48,000
Derivative valuation liability                                                 -                991,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
   none outstanding                                                            -                      -
Common stock - no par value; 50,000,000 authorized; 9,162,670
   and 9,046,004 shares issued and outstanding, respectively          18,272,000             18,082,000
Accumulated other comprehensive income                                         -               (147,000)
Retained earnings                                                     14,647,000             13,211,000
                                                                   -------------           ------------
Total shareholders' equity                                            32,919,000             31,146,000
                                                                   -------------           ------------
Total liabilities and shareholders' equity                         $  77,661,000           $ 72,703,000
                                                                   =============           ============

          See accompanying notes to consolidated financial statements.


                                    POINT.360
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                             -------------                         -------------
                                                        2000              2001               2000               2001
                                                        ----              ----               ----               ----
                                                                      (as restated)                        (as restated)
Revenues                                            $ 18,121,000      $ 16,905,000       $ 55,691,000       $ 52,459,000
Cost of goods sold                                   (11,413,000)      (11,246,000)       (33,618,000)       (35,114,000)
                                                    ------------      ------------       ------------       ------------
Gross profit                                           6,708,000         5,659,000         22,073,000         17,345,000
Selling, general and administrative expense           (4,694,000)       (4,976,000)       (15,034,000)       (16,204,000)
                                                    ------------      ------------       ------------       ------------
Operating income                                       2,014,000           683,000          7,039,000          1,141,000
Interest expense, net                                   (717,000)         (825,000)        (2,106,000)        (2,344,000)
Derivative fair value change (Note 6)                          -          (458,000)                 -           (777,000)
                                                    ------------      ------------       ------------       ------------
Income (loss) before income taxes                      1,297,000          (600,000)         4,933,000         (1,980,000)
(Provision for) benefit from income taxes               (485,000)         (120,000)        (2,049,000)           544,000
                                                    ------------      ------------       ------------       ------------
Income (loss) before extraordinary item
   and adoption of SAB 101                               812,000          (720,000)         2,884,000         (1,436,000)
Extraordinary item (net of tax benefit
   of $168,000)(Note 5)                                 (232,000)                -           (232,000)                 -
Cumulative effect of adopting SAB 101                          -                 -           (322,000)                 -
                                                    ------------      ------------       ------------      -------------
Net income (loss)                                   $    580,000      $   (720,000)      $  2,330,000      $  (1,436,000)
                                                    ============      ============       ============      =============
Other comprehensive income:
Derivative fair value change                        $          -      $    (22,000)      $          -      $    (147,000)
                                                    ------------      ------------       ------------      -------------
Comprehensive income (loss)                         $    580,000      $   (742,000)      $  2,330,000      $  (1,583,000)
                                                    ============      ============       ============      =============
Earnings per share:
Basic:
Income (loss) per share before extraordinary
   item and adoption of SAB 101                     $       0.09      $      (0.08)      $       0.31      $       (0.16)
Extraordinary item                                         (0.03)                -              (0.03)                 -
Cumulative effect of adopting SAB 101                          -                 -              (0.03)                 -
                                                    ------------      ------------       ------------      -------------
Net income (loss)                                   $       0.06      $      (0.08)      $       0.25      $       (0.16)
                                                    ============      ============       ============      =============
Weighted average number of shares                      9,211,157         9,046,004          9,221,565          9,075,430
Diluted:
Income (loss) per share before extraordinary
   item and adoption of SAB 101                     $      0.09       $      (0.08)      $       0.30      $       (0.16)
Extraordinary item                                        (0.03)                 -              (0.03)                 -
Cumulative effect of adopting SAB 101                         -                  -              (0.03)                 -
                                                    -----------       ------------       ------------      -------------
Net income (loss)                                   $      0.06       $      (0.08)      $       0.24      $       (0.16)
                                                    ===========       ============       ============      =============
Weighted average number of shares including
   the dilutive effect of stock options               9,327,983          9,046,004          9,549,921          9,075,430

          See accompanying notes to consolidated financial statements.


                                    POINT.360
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                        2000                  2001
                                                                        ----                  ----
                                                                                         (as restated)
Cash flows from operating activities:
Net income (loss)                                                  $   2,330,000        $ (1,436,000)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                          4,198,000           5,218,000
Provision for doubtful accounts                                          124,000             400,000
Abandonment of leasehold improvements                                      7,000                   -
Other non cash item                                                            -             954,000
Deferred income taxes                                                    429,000             407,000
Extraordinary item                                                       232,000                   -
Cumulative effect of adopting SAB 101                                   322,000                    -
Changes in assets and liabilities:
Decrease in accounts receivable                                        2,419,000           3,473,000
Decrease in inventories                                                   81,000              31,000
(Increase) decrease in prepaid expenses and
   other current assets                                               (1,303,000)             98,000
(Increase) decrease in other assets                                       (6,000)             34,000
Increase (decrease) in accounts payable                                  581,000          (4,003,000)
(Decrease) increase in accrued expenses                                  (55,000)          1,351,000
(Decrease) in income taxes                                            (1,681,000)           (668,000)
                                                                    ------------        ------------
Net cash provided by operating activities                              7,678,000           5,859,000
                                                                    ------------        ------------
Cash used in investing activities:
Capital expenditures                                                  (7,087,000)         (2,453,000)
Net cash paid for acquisitions                                        (1,035,000)           (956,000)
                                                                    ------------        ------------
Net cash used in investing activities                                 (8,122,000)         (3,409,000)
                                                                    ------------        ------------
Cash flows used in financing activities:
S corporation distribution to shareholders                               (55,000)                  -
Repurchase of common stock                                              (332,000)           (300,000)
Proceeds from exercise of stock options                                  256,000                   -
Deferred financing costs                                                (239,000)                  -
Proceeds from notes payable                                           31,174,000                   -
Repayment of notes payable                                           (25,892,000)         (1,775,000)
Repayment of capital lease obligations                                  (157,000)            (52,000)
Repayment of revolving credit agreement                               (5,888,000)                  -
                                                                    ------------        ------------
Net cash used in financing activities                                 (1,133,000)         (2,127,000)
                                                                    ------------        ------------
Net (decrease) increase in cash                                       (1,577,000)            323,000
Cash and cash equivalents at beginning of period                       3,030,000             769,000
                                                                    ------------        ------------
Cash and cash equivalents at end of period                          $  1,453,000        $  1,092,000
                                                                    ============        ============
Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                            $  2,505,000        $  2,095,000
                                                                    ============        ============
Income tax                                                          $  2,415,000        $    101,000
                                                                    ============        ============
Non-financing activities:
Capital lease obligations incurred                                  $          -        $     75,000
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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

     During 2002, the Company  restated 2001 quarterly  financial  statements to
(i) allocate certain year end adjustments to other than the fourth quarter of 2001, (ii) correct the quarterly amortization of other intangibles associated with an acquired company and (iii) correct the transition adjustment and the required subsequent amortization into earnings resulting from the adoption of FAS 133 for an interest rate swap contract. These adjustments for the periods ended September 30, 2001 are as follows:

                                                                    Decrease (Increase) Net Loss
                                                           ---------------------------------------------
Adjustments to previously issued                           Three Months Ended          Nine Months Ended
financial statements:                                      September 30, 2001         September 30, 2001
---------------------                                      ------------------         ------------------
To reduce depreciation expense (2)                           $      216,000              $     379,000
To correct amortization of other intangibles (3)                    (41,000)                  (130,000)
To properly state raw materials purchases (1)                             -                    131,000
To accrue estimated liability for two abandoned leases (3)                -                   (154,000)
To accelerate software amortization  (3)                            (58,000)                   (58,000)
To correct FAS 133 interest rate swap
  contract amortization                                             (41,000)                 (151,000)
To adjust tax provision for the year                                (72,000)                   (72,000)
To revise tax provision related to above adjustments                 20,000                     (2,000)
                                                             --------------              -------------
Subtotal                                                             24,000                    (57,000)
Reversal of previous incorrect cumulative
   effect of adopting FAS 133 charge, net of tax                          -                    212,000
                                                             --------------              -------------
Total                                                        $       24,000              $     155,000
                                                             ==============              =============
Change in previously reported net loss and
   effect on earnings per share:
Reduction in net loss:
Adjustments                                                  $       24,000              $     (57,000)
FAS 133 cumulative effect reversal                                        -                    212,000
                                                             --------------              -------------
Total                                                        $       24,000              $     155,000
                                                             ==============              =============
Basic Earnings per share:
Adjustments                                                  $            -              $           -
FAS 133 cumulative effect reversal                                        -                       0.02
                                                             --------------              -------------
Total                                                        $            -              $        0.02
                                                             ==============              =============
Diluted earning per share:
Adjustments                                                  $            -              $           -
FAS 133 cumulative effect reversal                                        -                       0.02
                                                             --------------              -------------
Total                                                        $            -              $        0.02
                                                             ==============              =============


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

NOTE 6 - DERIVATIVE AND HEDGING ACTIVITIES

     In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.50% rate of interest for three years. FAS 133 requires that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date,
(ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such quarter. The effect of adopting FAS 133 was to record an initial cumulative effect type adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $213,000 (net of $96,000 tax benefit), crediting Derivative Valuation Liability by $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $96,000. The following adjustments were recorded to reflect changes during the three and nine month periods ended September 30, 2001:

                                                                    Increase (Decrease) Income
                                                  ---------------------------------------------------------------------
                                                  Derivative Fair      (Provision for) Benefit          Net Derivative
                                                   Value Change           from Income Taxes           Fair Value Change
                                                   ------------           -----------------           -----------------
For the three months ended September 30, 2001:

Amortization of cumulative-effect type
adjustment                                        $   (26,000)              $     8,000                 $   (18,000)

Difference in the derivative fair value
between the beginning and end of the quarter         (432,000)                  134,000                    (298,000)
                                                  -----------               -----------                 -----------
                                                  $  (458,000)              $   142,000                 $  (316,000)
                                                  ===========               ===========                 ===========
For the nine months ended September 30, 2001:

Amortization of cumulative-effect type
adjustment                                        $   (95,000)              $    29,000                 $   (66,000)

Difference in the derivative fair value
between the beginning and end of the period          (682,000)                  211,000                    (471,000)
                                                  -----------               -----------                 -----------
                                                  $  (777,000)              $   240,000                 $  (537,000)
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

        GROSS PROFIT. Gross profit decreased $1.0 million or 16% to $5.7 million for the three-month period ended September 30, 2001, compared to $6.7 million for the three-month period ended September 30, 2000. As a percent of revenues, gross profit decreased from 37% to 33%. The decrease in gross profit as a percentage of revenues was principally due to increased depreciation associated with investments in high definition equipment and higher delivery costs for distribution services, which increases together amounted to about 4% of revenues.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense increased $0.3 million, or 6% to $5.0 million for the three-month period ended September 30, 2001, compared to $4.7 million for the three-month period ended September 30, 2000. As a percentage of revenues, selling, general and administrative expense increased to 29% for the three-month period ended September 30, 2001, compared to 26% for the three-month period ended September 30, 2000. Excluding amortization of goodwill, SG&A expenses were $4.4 million, or 26% of sales, compared to $4.3 million, or 24% of sales in the 2000 third quarter.

        OPERATING INCOME. Operating income decreased $1.3 million to $0.7 million for the three-month period ended September 30, 2001, compared to $2.0 million for the three-month period ended September 30, 2000.

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

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. During the quarter ended September 30, 2001, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the third quarter, or $0.4 million ($0.3 million net of tax benefit), and amortization of the cumulative-effect adjustment during the quarter.

        INCOME TAXES. The Company's effective tax rate was (20%) for the third quarter of 2001 and 37% for the third quarter of 2000. The reduction in effective tax rate is the result of the Company's periodic assessment of the relationship of book/tax differences to total expected annual pre-tax results. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes and the effect of permanent differences.

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

        GROSS PROFIT. Gross profit decreased $4.7 million or 21% to $17.3 million for the nine-month period ended September 30, 2001, compared to $22.1 million for the nine-month period ended September 30, 2000. As a percent of revenues, gross profit decreased from 40% to 33%. The decrease in gross profit as a percentage of revenues was due to higher wages related to the digital television services department ($0.6 million, increased depreciation associated with investments in high definition equipment ($0.8 million) and higher delivery costs for distribution services ($0.7 million), all of which amounted to approximately 4% of reported revenues.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $1.2 million, or 8% to $16.2 million for the nine-month period ended September 30, 2001, compared to $15.0 million for the nine-month period ended September 30, 2000. As a percentage of revenues, selling, general and administrative expense increased to 31% for the nine-month period ended September 30, 2001, compared to 27% for the nine-month period ended September 30, 2000. The fiscal 2000 period included $0.8 million of expenses associated with a terminated merger. The 2001 period included $0.4 million of bank agreement restructuring charges, $0.3 million of employee benefit plan one-time change expense, $0.3 million of severance accruals, $0.3 million of consulting expense associated with the Company's rebranding efforts and higher administrative salary costs. Excluding these unusual items and amortization of goodwill of $1.3 million in 2001 and $1.2 million in 2000, selling, general and administrative expenses were $13.3 million, or 25% of sales in 2001 compared to $13 million, or 23% of sales in 2000.

        OPERATING INCOME. Operating income decreased $5.9 million or 84% to $1.1 million for the nine-month period ended September 30, 2001, compared to $7.0 million for the nine-month period ended September 30, 2000.

        INTEREST EXPENSE. Interest expense increased $0.2 million, or 11%, to $2.3 million for the nine-month period ended September 30, 2001, compared to $2.1 million for the nine-month period ended September 30, 2000 due to a higher level of average debt outstanding and a 2% default rate of interest premium charged by the Company's banks.

        EXTRAORDINARY ITEM. During the quarter ended September 30, 2000, the Company wrote off $0.4 million of deferred financing costs related to prior credit facilities that were terminated. This item was treated as an extraordinary item and is reported net of income taxes.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133 by recording a cumulative effect adjustment to shareholders' equity. During the nine months ended September 30, 2001, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the period, or $0.7 million ($0.5 million net of tax benefit), and amortization of the cumulative-effect adjustment during the period.

        INCOME TAXES. The Company's effective tax rate was 27% for the nine months of 2001 and 41.5% for the same period of 2000. The lower tax rate is due to the effect of permanent differences on a lower pre-tax income base.

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

        NET  INCOME  (LOSS).  The net  loss  for  the  nine-month  period  ended
September 30, 2001 was $1.4 million, a decrease of $3.8 million compared to a profit of $2.3 million for the nine-month period ended September 30, 2000.

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

        The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

   o    Recent history of losses
   o    Breach of credit agreement covenants.
   o    Our highly competitive marketplace.
   o    The risks associated with dependence upon significant customers.
   o    Our ability to execute our expansion strategy.
   o    The uncertain ability to manage growth.
   o    Our  dependence   upon  and  our  ability  to  adapt  to   technological
        developments.
   o    Dependence on key personnel.
   o    Our ability to maintain and improve service quality.
   o Fluctuation in quarterly operating results and seasonality in certain of our markets.
   o Possible significant influence over corporate affairs by significant shareholders.

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

ABILITY TO MAINTAIN AND IMPROVE SERVICE QUALITY. Our business is dependent on our ability to meet the current and future demands of our customers, demands include reliability, timeliness, quality and price. Any failure to do so, whether or not caused by factors within our control could result in losses to such clients. Although we disclaim any liability for such losses, there is no assurance that claims would not be asserted or that dissatisfied customers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which could have a material adverse effect on our financial condition, results of operations and prospects. Although we maintain insurance against business interruption, such insurance may not be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of our business. In addition, our ability to make deliveries within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including equipment failure, work stoppages by package delivery vendors or interruption in services by telephone or satellite service providers.

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



                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        99.1    Certification   of  Chief  Executive   Officer  Pursuant  to  18
                U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2    Certification   of  Chief  Financial   Officer  Pursuant  to  18
                U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                                                EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission (the "Report"), I, Haig S. Bagerdjian, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/  Haig S. Bagerdjian
----------------------------
Haig  S. Bagerdjian
Chief Executive Officer
November 7, 2002

                                                                EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission (the "Report"), I, Alan R. Steel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Alan R. Steel
----------------------------
Alan R. Steel
Chief Financial Officer
November 7, 2002