Form 10-K/A
period 2001-12-31
POINT 360
filed 2002-11-08
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                  FORM 10-K/A-1

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

        Yes  X   No
            ---     ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,113,000 on September 20, 2002 based upon the closing price of such stock on that date. As of September 20, 2002, there were 9,014,232 shares of Common Stock outstanding.

                                        Total number of pages in this report: 46

This Annual Report on Form 10-K/A-1 consists of 46 pages, including exhibits. The exhibit index is on page 38.

EXPLANATORY NOTE

The purpose of this amendment is to reflect and describe the restatement of quarterly and annual results of operations for the year ended December 31, 2001. The Company revised 2001 quarterly and annual financial statements to (i) allocate certain year-end adjustments to other than the fourth quarter of 2001,
(ii) correct the quarterly amortization of other intangibles associated with an acquired company and (iii) correct the transition adjustment and the required subsequent amortization into earnings resulting from the adoption of Financial Accounting Standard No. 133 for an interest rate swap contract. The effect of this revision reduces the net loss for the year ended December 31, 2001 from $1,588,000 to $1,494,000 and reduces the net loss per share from $0.18 to $0.17. Except as otherwise expressly described herein, this Amendment continues to present information as of April 16, 2002, which is the date on which we originally filed our Annual Report on Form 10-K. We have not updated the disclosures in the Amendment to present information as of a later date. All information contained herein is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Form 10-K/A filed with the Securities and Exchange Commissions on April 26, 2002 is incorporated by reference in Part III of this report.

================================================================================

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

        Since January 1, 1997, the Company has successfully completed eight acquisitions of companies providing similar services. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, the Company is one of the largest and most diversified providers of technical and distribution services in its markets, and therefore is able to offer its customers a single source for such services at prices that reflect the Company's scale economies.

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

                                                                      SQUARE
LOCATION                                                             FOOTAGE

Hollywood, CA........................................................  9,500
Hollywood, CA........................................................ 45,000
Hollywood, CA........................................................  4,000
Hollywood, CA........................................................  7,200
Hollywood, CA........................................................ 13,000
Hollywood, CA........................................................ 27,000
Hollywood, CA........................................................ 11,000
Burbank, CA.......................................................... 32,000
Burbank, CA.......................................................... 10,000
North Hollywood, CA.................................................. 27,000
Los Angeles, CA......................................................  4,000
Santa Monica, CA..................................................... 13,400
San Francisco, CA.................................................... 10,200
Chicago, IL.......................................................... 12,200
New York, NY.........................................................  9,000
Dallas, TX........................................................... 11,300

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

                                                               COMMON STOCK
                                                             ---------------
                                                             LOW        HIGH
                                                             ---        ----
YEAR ENDED DECEMBER 31, 2001
   First Quarter .........................................  $1.25      $4.56
   Second Quarter.........................................    .66       3.75
   Third Quarter..........................................    .64       3.35
   Fourth Quarter.........................................    .46       1.39
YEAR ENDED DECEMBER 31, 2000
   First Quarter ......................................... $12.63     $14.50
   Second Quarter.........................................   6.19      14.08
   Third Quarter..........................................   3.13       7.00
   Fourth Quarter.........................................   2.50       5.69

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following data, insofar as they relate to each of the years 1997 to 2001, have been derived from the Company's annual financial statements. For 2001, certain adjustments have been made to previously reported amounts, which adjustments are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations". This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                   1997         1998         1999         2000         2001
                                                                   ----         ----         ----         ----         ----
Statement of Income Data
Revenues........................................................$  40,772    $  59,697    $  78,248    $  74,841    $  69,628
Cost of goods sold..............................................   25,381       36,902       47,685       45,894       46,864
                                                                ---------    ---------    ---------    ---------    ---------
Gross profit....................................................   15,391       22,795       30,563       28,947       22,764
Selling, general and administrative expense.....................    9,253       13,201       18,473       21,994       20,872
                                                                ---------    ---------    ---------    ---------    ---------
Operating income ...............................................    6,138        9,594       12,090        6,953        1,892
Interest expense, net...........................................       68          976        2,147        2,889        3,070
Derivative fair value change (5)................................        -            -            -            -          700
Provision for (benefit from) income tax ........................    2,379        3,577        4,340        1,814         (384)
                                                                ---------    ---------    ---------    ---------    ---------
Income  (loss) before extraordinary item,
  adoption of SAB 101 (2).......................................$   3,691    $   5,041    $   5,603    $   2,250    $  (1,494)
Extraordinary item (net of tax benefit of $168) (1).............        -            -            -         (232)           -
Cumulative effect of adopting SAB 101 (2).......................        -            -            -         (322)           -
                                                                ---------    ---------    ---------    ---------    ---------
Net income (loss)...............................................$   3,691    $   5,041    $   5,603    $   1,696    $  (1,494)
                                                                =========    =========    =========    =========    =========
Earnings (loss) per share:
Basic:
Income (loss) per share before extraordinary item,
  adoption of SAB 101 (2).......................................$    0.40    $    0.52    $    0.60    $    0.24    $   (0.17)
Extraordinary item (1)..........................................        -            -            -        (0.03)           -
Cumulative effect of adopting SAB 101 (2).......................        -            -            -        (0.03)           -
                                                                ---------    ---------    ---------    ---------    ---------
Net income (loss)...............................................$    0.40    $    0.52    $    0.60    $    0.18    $   (0.17)
                                                                =========    =========    =========    =========    =========
Diluted:
Income (loss) per share before extraordinary item
  and adoption of SAB 101.......................................$    0.40    $    0.51    $    0.58    $    0.24   $   (0.17)
Extraordinary item (1)..........................................        -            -            -        (0.03)          -
Cumulative effect of adopting SAB 101 (2).......................        -            -            -        (0.03)          -
                                                                ---------    ---------    ---------    ---------   ---------
Net income (loss)...............................................$    0.40    $    0.51    $    0.58    $    0.18   $   (0.17)
                                                                =========    =========    =========    =========   =========
Weighted average common shares outstanding
Basic...........................................................    9,123        9,737        9,322        9,216       9,060
Diluted.........................................................    9,208        9,816        9,599        9,491       9,060
Pro forma net income and earnings per share data
  for the periods shown as if SAB 101 had been
  adopted at the beginning of each applicable year (4)
Previously reported net income..................................             $   5,041    $   5,603
Adjustment......................................................                  (253)         (81)
                                                                             ---------    ---------
Pro forma net income............................................             $   4,788    $   5,522
                                                                             =========    =========
Pro forma earnings per share:
Basic -
Previously reported.............................................             $    0.52    $    0.60
Adjustment......................................................                 (0.03)           -
                                                                             ---------    ---------
Pro forma.......................................................             $    0.49    $    0.60
                                                                             =========    =========
Diluted -
Previously reported.............................................             $    0.51    $    0.58
Adjustment......................................................                 (0.03)       (0.01)
                                                                             ---------    ---------
Pro forma.......................................................             $    0.48    $    0.57
                                                                             =========    =========

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                   1997         1998         1999         2000         2001
                                                                   ----         ----         ----         ----         ----
Other Data
EBITDA (3)....................................................... $  9,835    $ 14,320     $ 16,878     $ 12,171     $  8,500
Cash flows provided by operating activities......................    5,809       5,821       12,023       10,963        9,455
Cash flows used in investing activities..........................  (13,397)    (33,406)     (11,668)      (9,488)      (4,069)
Cash flows provided by (used in) financing activities............    9,945      26,712       (1,553)      (1,556)      (2,397)
Capital expenditures.............................................    1,178       6,199        6,181        9,717        3,082

Selected Balance Sheet Data
Cash and cash equivalents........................................ $  2,921    $  2,048     $  3,030      $   769     $  3,758
Working capital .................................................    5,354       8,863        1,195       12,701      (16,006)(6)
Property and equipment, net......................................    7,325      16,723       19,564       25,236       23,232
Total assets.....................................................   32,617      63,940       72,931       77,375       70,847
Borrowings under revolving credit agreements.....................    1,086         233        5,888            -            -
Long-term debt, net of current portion...........................    1,279      22,448       16,501       31,054           78
Shareholders' equity.............................................   21,242      28,351       30,941       32,919       30,778
--------------------

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

   (5) In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.50% rate of interest for three years. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), requires that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such year. The effect of adopting FAS 133 was to record a cumulative effect type adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity $247,000 (net of $62,000 tax benefit), crediting Derivative Valuation Liability by $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $62,000. The change in the derivative fair value during the year ($579,000) and the amortization of the cumulative effect adjustment ($121,000) were recorded as a charge to Derivative Fair Value Change.

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

        VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company's total assets. Long-lived assets, including goodwill and intangibles are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. The cash flow projections are based on historical experience, managements' view of growth rates within the industry and the anticipated future economic environment.

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

RESULTS OF OPERATIONS

        During 2002, the Company revised 2001 financial statements to correct the transition adjustment and the required subsequent amortization into earnings resulting from the adoption of FAS 133 for an interest rate swap contract. These adjustments are as follows:

                                                   DECREASE (INCREASE)
                                                   ------------------
                                               AS
                                           ORIGINALLY       AS
                                            REPORTED     RESTATED       CHANGE
                                            --------     --------       ------
Income Statement
----------------
Derivative fair value
  To correct FAS 133 interest rate swap
  contract amortization................... $ 508,000    $ 700,000     $(192,000)

Balance Sheet
-------------
Derivative valuation liability
  Reversal of previous incorrect
  cumulative effect of adopting FAS 133...   579,000      888,000       309,000
                                                                      ---------
Adjustments to loss before income taxes...                            $ 117,000
Tax effect of adjustments.................                              (23,000)
                                                                      ---------
Adjustment to net loss....................                            $  94,000
                                                                      =========

The effect of this revision reduces the net loss for the year ended December 31, 2001 from $1,588,000 to $1,494,000 and reduces the net loss per share from $0.18 to $0.17.


The following table sets forth the amount and percentage relationship to revenues of certain items included within the Company's Consolidated Statement of Income for the years ended December 31, 1999, 2000 and 2001, after giving effect to the above adjustments. The commentary below is based on these financial statements.

                                                                                   YEAR ENDED DECEMBER 31
                                                                                   (DOLLARS IN THOUSANDS)
                                                                                   ----------------------
                                                                  1999                     2000                      2001
                                                          ---------------------     ---------------------    ----------------------
                                                                     PERCENT OF                PERCENT OF                PERCENT OF
                                                          AMOUNT      REVENUES      AMOUNT      REVENUES      AMOUNT      REVENUES
                                                          ------      --------      ------      --------      ------      --------
                                                                                                           (as restated)
Revenues.............................................   $  78,248      100.0%      $  74,841    100.0%       $ 69,628       100.0%
Costs of goods sold..................................      47,685       60.9          45,894     61.3          46,864        67.3
                                                        ---------     -------      ---------   -------       --------      -------
Gross profit.........................................      30,563       39.1          28,947     38.7          22,764        32.7
Selling, general and administrative expense..........      18,473       23.6          21,994     29.4          20,872        30.0
                                                        ---------     -------      ---------   -------       --------      -------
Operating income.....................................      12,090       15.5           6,953      9.3           1,892         2.7
Interest expense, net................................       2,147        2.7           2,889      3.9           3,070         4.4
Derivative fair value change.........................           -          -               -        -             700         1.0
Provision for (benefit from) income taxes............       4,340        5.5           1,814      2.4            (384)       (0.6)
                                                        ---------     -------      ---------   -------       --------      -------
Income (loss) before extraordinary item and
  adoption of SAB 101(2000)..........................       5,603        7.2           2,250      3.0          (1,494)       (2.1)
Extraordinary item (net of tax benefit of $168)......           -          -            (232)    (0.3)              -           -
Cumulative effect of adopting SAB 101 (2000).........           -          -            (322)    (0.4)              -           -
                                                        ---------     -------      ---------   -------       --------      -------
Net income (loss)....................................   $   5,603        7.2%      $   1,696      2.3%       $ (1,494)       (2.1)%
                                                        =========     =======      =========   =======       ========      =======

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

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133 by recording a cumulative effect adjustment of $247,000 after tax benefit as a charge to shareholders' equity. During 2001, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the period, and amortization of the cumulative-effect adjustment during the year, of $0.7 million ($0.6 million net of tax benefit).

        INCOME TAXES. The Company's effective tax rate was 20% for 2001 and 46% for 2000. The lower tax rate is due to the effect of permanent differences on a lower pre-tax income base.

        NET INCOME (LOSS). The net loss for 2001 was $1.5 million, a decrease of $3.2 million compared to a profit of $1.7 million for 2000.

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

        In September 2000, the Company signed a $45 million revolving credit facility agented by Union Bank of California. Due to lower sales levels in the second and third quarters of Fiscal 2001, the borrowing base (eligible accounts receivable, inventory and machinery and equipment) securing the Company's bank line of credit was less than the amount borrowed under the line. Consequently, the Company was in breach of certain covenants. On June 11 and on July 20, 2001, the Company entered into amendment and forbearance agreements with the banks and agreed to repay the overdraft amount in weekly increments. In August 2001, the Company failed to meet the repayment schedule and again entered discussions with the banks. In December 2001, the banks terminated their formal commitment. As of December 31, 2001, there was $29 million outstanding under the facility, which was classified as a current liability. The Company is currently negotiating a restructured credit agreement with the banks. If the Company is not successful in completing a final contract with the banks, the Company's liquidity would be materially and adversely affected.

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

ABILITY TO MAINTAIN AND IMPROVE SERVICE QUALITY. Our business is dependent on our ability to meet the current and future demands of our customers, which demands include reliability, timeliness, quality and price. Any failure to do so, whether or not caused by factors within our control, could result in losses to such clients. Although we disclaim any liability for such losses, there is no assurance that claims would not be asserted or that dissatisfied customers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which could have a material adverse effect on our financial condition, results of operations and prospects. Although we maintain insurance against business interruption, such insurance may not be adequate to protect the Company from significant loss in these circumstances and there is no assurance that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of our business. In addition, our ability to make deliveries within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including equipment failure, work stoppages by package delivery vendors or interruption in services by telephone or satellite service providers.

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

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $247,000 (net of $62,000 tax benefit), crediting Derivative Valuation Liability by the $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $62,000. Additionally, an expense of $700,000 ($560,000 net of tax benefit) was expensed in 2001 for the derivative fair value change during the year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         PAGE

Report of Independent Accountants.........................................18

Financial Statements:

Consolidated Balance Sheets -
  December 31, 2000 and 2001..............................................19

Consolidated Statements of Income -
  Fiscal Years Ended December 31, 1999, 2000 and 2001.....................20

Consolidated Statements of Shareholders' Equity -
  Fiscal Years Ended December 31, 1999, 2000 and 2001.....................21

Consolidated Statements of Cash Flows -
  Fiscal Years Ended December 31, 1999, 2000 and 2001.....................22

Notes to Consolidated Financial Statements................................23-34

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts.........................38

Consent of Independent Accountants........................................43


Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

                        Report of Independent Accountants


To the Board of Directors and
Shareholders of Point.360



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Point.360 ("the Company") and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 6 to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of acccounting for revenue to conform to the requirements of SEC Staff Accounting Bulletin No. 101, and during the year ended December 31, 2001 the Company changed its method of accounting for derivatives to conform to the requirements of Financial Accounting Standard No. 133 ("SFAS 133").

As discussed in Notes 2 and 6 to the consolidated financial statements, during the year ended December 31, 2001 the Company revised its financial statements with respect to an interest rate swap contract under SFAS 133.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has breached its debt covenants and amounts outstanding under its credit facility are immediately due and payable which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP (signed)
Century City, California
February 25, 2002, except for Notes 2 and 6
   as to which the date is October 28, 2002

                                    Point.360
                           Consolidated Balance Sheets
                                                                     DECEMBER 31,
                                                                     ------------
                                                                 2000                2001
                                                                 ----                ----
                                                                                (as restated)
                                     Assets
                                     ------
Current assets:
Cash and cash equivalents....................................... $    769,000   $  3,758,000
Accounts receivable, net of allowances for doubtful
  accounts of $1,473,000 and $681,000, respectively ............   16,315,000     12,119,000
Notes receivable from officers (Note 11) .......................    1,001,000        928,000
Income tax receivable...........................................    1,362,000      1,399,000
Inventories.....................................................    1,031,000        820,000
Prepaid expenses and other current assets.......................    1,780,000        554,000
Deferred income taxes...........................................    1,574,000        884,000
                                                                 ------------   ------------
Total current assets............................................   23,832,000     20,462,000

Property and equipment, net (Note 4)............................   25,236,000     23,232,000
Other assets, net...............................................      920,000        833,000
Goodwill and other intangibles, net (Note 3)....................   27,387,000     26,320,000
                                                                 ------------   ------------
                                                                 $ 77,375,000   $ 70,847,000
                                                                 ============   ============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
Accounts payable................................................ $  8,564,000   $  4,675,000
Accrued expenses................................................    2,513,000      2,715,000
Borrowings under revolving credit agreement (Note 5)............            -     28,999,000
Current portion of capital lease obligations (Note 6)...........       54,000         79,000
                                                                 ------------   ------------
Total current liabilities.......................................   11,131,000      6,468,000
                                                                 ------------   ------------
Deferred income taxes...........................................    2,271,000      2,635,000
Notes payable (Note 6)..........................................   31,024,000              -
Capital lease obligations, less current portion (Note 6)........       30,000         78,000
Derivative valuation liability..................................            -        888,000

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock - no par value;
   5,000,000 shares authorized; none outstanding................            -              -
Common stock - no par value;
   50,000,000 shares authorized; 9,162,670 and
   8,992,806 shares issued and outstanding, respectively........   17,943,000     17,336,000
Additional paid-in capital......................................      329,000        439,000
Accumulated other comprehensive income..........................            -       (150,000)
Retained earnings...............................................   14,647,000     13,153,000
                                                                 ------------   ------------
Total shareholders' equity......................................   32,919,000     30,778,000
                                                                 ------------   ------------
                                                                 $ 77,375,000   $ 70,847,000
                                                                 ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    Point.360
                        Consolidated Statements of Income
                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                  1999                2000                2001
                                                                  ----                ----                ----
                                                                                                      (as restated)
Revenues...................................................     $ 78,248,000        $ 74,841,000        $ 69,628,000
Cost of goods sold.........................................       47,685,000          45,894,000          46,864,000
                                                                ------------        ------------        ------------
Gross profit...............................................       30,563,000          28,947,000          22,764,000
Selling, general and administrative expense................       18,473,000          21,994,000          20,872,000
                                                                ------------        ------------        ------------
Operating income...........................................       12,090,000           6,953,000           1,892,000
Interest expense (net).....................................        2,147,000           2,889,000           3,070,000
Derivative fair value change...............................                -                   -             700,000
                                                                ------------        ------------        ------------
Income (loss) before income taxes..........................        9,943,000           4,064,000          (1,878,000)
Provision for (benefit from) income taxes..................        4,340,000           1,814,000            (384,000)
                                                                ------------        ------------        ------------
Income (loss) before extraordinary item and
  cumulative effect of adopting SAB 101 (Note 2)...........        5,603,000           2,250,000          (1,494,000)
Extraordinary item (net of tax benefit of $168,000)
  (Note 6).................................................                -            (232,000)                  -
Cumulative effect of adopting SAB 101 (Note 2).............                -            (322,000)                  -
                                                                ------------        ------------        ------------
Net income (loss)..........................................     $  5,603,000        $  1,696,000        $ (1,494,000)

Earnings (loss) per share:
Basic:
Income (loss) per share before extraordinary item
  and adoption of SAB 101..................................     $       0.60        $       0.24        $      (0.17)
Extraordinary item.........................................                -               (0.03)                  -
Cumulative effect of adopting SAB 101......................                -               (0.03)                  -
                                                                ------------        ------------        ------------
Net income (loss)..........................................     $       0.60        $       0.18        $      (0.17)
                                                                ============        ============        ============
Weighted average number of shares..........................        9,322,249           9,216,163           9,060,487
Diluted:
Income (loss) per share before extraordinary item
  and adoption of SAB 101..................................     $       0.58        $       0.24        $      (0.17)
Extraordinary item.........................................                -               (0.03)                  -
Cumulative effect of adopting SAB 101......................                -               (0.03)                  -
                                                                ------------        ------------        ------------
Net income (loss)..........................................     $       0.58        $       0.18        $      (0.17)
                                                                ============        ============        ============
Weighted average number of shares including
  the dilutive effect of stock options (Note 2)............        9,598,554           9,491,424           9,060,487

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    Point.360
                 Consolidated Statements of Shareholders' Equity
                     (in thousands except for share amounts)
                                                                                                          ACCUMULATED
                                                                                                            OTHER
                                                                    ADDITIONAL   DEFERRED                   COMPRE-
                                                                     PAID-IN     STOCK-BASED    RETAINED    HENSIVE    SHAREHOLDERS'
                                            SHARES        AMOUNT     CAPITAL     COMPENSATION   EARNINGS    INCOME        EQUITY
                                            ------       --------    --------    ------------   --------    -------    ------------
Balance at December 31, 1998..............  9,776,094    $ 20,948    $      -    $      -       $  7,403    $     -     $28,351
Net income................................          -           -           -           -          5,603          -       5,603
Shares repurchased in connection with
  stock repurchase plan...................   (572,700)     (3,064)          -           -              -          -      (3,064)
Shares issued in connection with
  exercise of stock options...............      7,303          51           -           -              -          -          51
                                            ---------    --------     -------    --------       --------    -------    --------
Balance at December 31, 1999..............  9,210,697      17,935           -           -         13,006          -      30,941
Net income................................          -           -           -           -          1,696          -       1,696
Shares repurchased in connection with
  stock repurchase plan...................   (171,400)       (710)          -           -              -                   (710)
Shares issued and tax benefit
  associated with exercise of
  stock options...........................     47,698         368           -           -              -          -         368
Shares issued in connection with
  company acquisition.....................     75,675         350           -           -              -          -         350
Issuance of stock options to
  consultants.............................          -           -         329        (329)             -          -           -
Stock-based compensation..................          -           -           -         329              -          -         329
Distribution to shareholder (Note 1)......          -           -           -           -            (55)         -         (55)
                                            ---------    --------    --------    --------       --------    -------    --------
Balance at December 31, 2000..............  9,162,670    $ 17,943    $    329    $      -       $ 14,647          -    $ 32,919
Net loss..................................          -           -           -           -         (1,494)         -      (1,494)
Shares repurchased in connection with
  stock repurchase plan...................   (116,666)       (300)          -           -              -          -        (300)
Issuance of stock options to
  consultants.............................          -           -         110        (110)             -          -           -
Stock-based compensation..................          -           -           -         110              -          -         110
Shares issued in settlement of a debt.....     15,384          10           -           -              -          -          10
Adjustment of shares issued for
  an acquisition..........................    (68,582)       (317)          -           -              -          -        (317)
Cumulative effect of adoption of
  FAS 133 net of amortization and tax.....          -           -           -           -              -       (150)       (150)
                                            ---------    --------    --------    --------       --------    -------    --------
Balance at December 31, 2001..............  8,992,806    $ 17,336    $    439    $      -       $ 13,153    $  (150)    $30,778
                                            =========    ========    ========    ========       ========    =======    ========

Comprehensive (loss) is as follows:
                                               2001
                                               ----
Net loss                                    $  (1,494)

Cumulative effect of adoption of
  FAS 133 net of tax ($62)                  $    (247)
Amortization of cumulative effect
  adjustment, net of tax ($24)                     97
                                            ---------
Comprehensive loss                          $  (1,644)
                                            =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    Point.360
                      Consolidated Statements of Cash Flows
                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                  1999                2000                2001
                                                                  ----                ----                ----
                                                                                                      (as restated)
Cash flows from operating activities:
Net income (loss)...........................................    $  5,603,000        $  1,696,000       $ (1,494,000)
Adjustments to reconcile net income (loss) to net cash and
  cash equivalents provided by operating activities:
Depreciation and amortization...............................       4,788,000           5,773,000          7,308,000
Provision for doubtful accounts.............................         790,000           2,195,000            529,000
Abandonment of leasehold improvements.......................         190,000                   -                  -
Deferred income taxes ......................................         170,000             476,000          1,054,000
Other noncash items.........................................               -             329,000            858,000
Cumulative effect of adopting SAB 101.......................               -             322,000                  -
Extraordinary item..........................................               -             232,000                  -

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable..................      (3,297,000)          1,359,000          3,667,000
(Increase) decrease in inventories..........................        (388,000)             91,000            211,000
Decrease (increase) in prepaid expenses and
  other current assets......................................          28,000            (822,000)         1,229,000
Decrease (increase) in other assets.........................         109,000              (5,000)            87,000
Increase (decrease) in accounts payable.....................       2,518,000           1,397,000         (3,889,000)
Increase (decrease) in accrued expenses.....................       1,461,000            (668,000)           (68,000)
Increase in income taxes payable (receivable), net..........          51,000          (1,412,000)           (37,000)
                                                                ------------        ------------       ------------
Net cash and cash equivalents provided by
  operating activities......................................      12,023,000          10,963,000          9,455,000
                                                                ------------        ------------       ------------
Cash flows from investing activities:
Capital expenditures........................................      (6,181,000)         (9,717,000)        (3,082,000)
Net cash paid for acquisitions..............................      (3,307,000)         (1,951,000)          (987,000)
Net cash and cash equivalents used in
  investing activities......................................      (9,488,000)        (11,668,000)        (4,069,000)
                                                                ------------        ------------       ------------
Cash flows from financing activities:
S Corporation distributions to shareholders.................               -             (55,000)                 -
Issuance of notes receivable................................               -          (1,001,000)                 -
Repurchase of common stock..................................      (3,064,000)           (710,000)          (300,000)
Proceeds from exercise of stock options.....................          51,000             256,000                  -
Change in revolving credit agreement........................       5,655,000          (5,888,000)                 -
Deferred financing costs....................................        (365,000)           (239,000)                 -
Proceeds from bank note.....................................       2,500,000          32,174,000                  -
Repayment of notes payable..................................      (5,819,000)        (25,892,000)        (2,025,000)
Repayment of capital lease obligations......................        (511,000)           (201,000)           (72,000)
                                                               -------------        ------------       ------------
Net cash and cash equivalents used in
  financing activities......................................      (1,553,000)         (1,556,000)        (2,397,000)
                                                               -------------        ------------       ------------
Net increase (decrease) in cash and cash equivalents........         982,000          (2,261,000)         2,989,000
Cash and cash equivalents at beginning of year..............       2,048,000           3,030,000            769,000
                                                               -------------        ------------       ------------
Cash and cash equivalents at end of year....................   $   3,030,000        $    769,000       $  3,758,000
                                                               =============        ============       ============

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

        These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is also pursuing other financing sources to meet its capital and operating requirements, including new equity and debt financing.

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

ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        During 2002, the Company revised 2001 financial statements to correct the transition adjustment and the required subsequent amortization into earnings resulting from the adoption of FAS 133 for an interest rate swap contract. These adjustments are as follows:

                                                   DECREASE (INCREASE)
                                                   ------------------
                                               AS
                                           ORIGINALLY       AS
                                            REPORTED     RESTATED       CHANGE
                                            --------     --------       ------
Income Statement
----------------
Derivative fair value
  To correct FAS 133 interest rate swap
  contract amortization................... $ 508,000    $ 700,000     $(192,000)

Balance Sheet
-------------
Derivative valuation liability
  Reversal of previous incorrect
  cumulative effect of adopting FAS 133...   579,000      888,000       309,000
                                                                      ---------
Adjustments to loss before income taxes...                            $ 117,000
Tax effect of adjustments.................                              (23,000)
                                                                      ---------
Adjustment to net loss....................                            $  94,000
                                                                      =========

The effects of these adjustments on 2001 net loss and basic and diluted loss per share were as follows:

        Previously reported net loss         $ (1,588,000)
        Adjustments                                94,000
                                             ------------
        As adjusted                          $ (1,494,000)
                                             ============
        Basic earnings per share:
        Previously reported                  $      (0.18)
        Adjustments                                   .01
                                             ------------
        As adjusted                          $      (0.17)

        Diluted earnings per share:
        Previously reported                  $      (0.18)
        Adjustments                                   .01
                                             ------------
        As adjusted                          $      (0.17)
                                             ============


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

        Previously reported                  $  5,603,000
        Adjustment                                (81,000)
                                             ------------
        Pro forma                            $  5,522,000
                                             ============
        Pro forma earnings
        per share:
        Basic -
        Previously reported                  $       0.60
        Adjustment                                      -
                                             ------------
        Pro forma                            $       0.60
                                             ============
        Diluted -
        Previously reported                  $       0.58
        Adjustment                                  (0.01)
                                             ------------
        Pro forma                            $       0.57
                                             ============

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

        The accrual method of accounting is used for the interest rate swap agreement entered into by the Company which converts the interest rate on $15 million of the Company's variable-rate debt to a fixed rate (see Note 6). Under the accrual method, each net payment or receipt due or owed under the derivative is recognized in income in the period to which the payment or receipt relates. Amounts to be paid/received under these agreements are recognized as an adjustment to interest expense. The related amounts payable to counter parties is included in other accrued liabilities. The estimated fair value of the interest rate swap agreement is a net payable of $888,000 at December 31, 2001.

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

        A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                                     1999             2000              2001
                                                     ----             ----              ----
Weighted average number of common shares
  outstanding used in computation
  of basic EPS..................................   9,322,249        9,216,163         9,060,487
Dilutive effect of outstanding
  stock options ................................     276,305          275,261                 -
                                                   ---------        ---------         ---------
Weighted average number of common and
  potential common shares outstanding
  used in computation of diluted EPS............   9,598,554        9,491,424         9,060,487
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

SUPPLEMENTAL CASH FLOW INFORMATION

        Selected cash payments and noncash activities were as follows:

                                                     1999                2000                2001
                                                     ----                ----                ----
Cash payments for income taxes..................   $  4,154,000        $  2,447,000        $    121,000
Cash payments for interest......................      2,151,000           2,920,000           2,830,000

Noncash investing and financing activities:
Capitalized lease obligations incurred..........         57,000                   -             145,000
Tax benefits related to stock options...........              -             112,000                   -
Adjustment of acquisition holdback shares.......              -                   -            (317,000)
Acquisition of equipment in exchange for
  reduction of note receivable
  from shareholder..............................              -                   -              68,000
Accrual for earn-out payments...................              -                   -             270,000

Detail of acquisitions:
Fair value of assets, net of cash acquired......              -             147,000                   -
Goodwill (1)....................................      3,307,000           2,515,000           1,257,000
Liabilities (2).................................              -            (711,000)                  -
                                                   ------------        ------------        ------------
Net cash paid for acquisitions..................   $  3,307,000        $  1,951,000        $  1,257,000
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

        Goodwill and other intangibles, net consist of the following:

                                                     DECEMBER 31,
                                                     ------------
                                            2000                      2001
                                            ----                      ----
Goodwill                               $  30,889,000             $  31,807,000
Covenant not to compete                      962,000                   983,000
                                       -------------             -------------
                                       $  31,851,000             $  32,790,000
Less accumulated amortization             (4,464,000)               (6,470,000)
                                       -------------             -------------
                                       $  27,387,000             $  26,320,000
                                       =============             =============

        Amortization expense totaled $1,581,000, $1,638,000 and $2,007,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

4. PROPERTY AND EQUIPMENT:

        Property and equipment consist of the following:

                                                     DECEMBER 31,
                                                     ------------
                                            2000                      2001
                                            ----                      ----

Machinery and equipment                $  34,600,000             $ 36,769,000
Leasehold improvements                     7,304,000                7,634,000
Computer equipment                         2,990,000                3,707,000
Equipment under capital lease                410,000                  251,000
                                       -------------             ------------
                                          45,304,000               48,361,000
Less accumulated depreciation and
amortization                             (20,068,000)             (25,129,000)
                                       -------------             ------------
                                       $  25,236,000             $ 23,232,000
                                       =============             ============

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

        The Agreement also contained covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limits the amount of capital expenditures. By December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years' and 2000 results. The bank waived compliance with the covenants and amended the Agreement in April 2001 (the "Amendment"). In connection with the Amendment, the Company paid the banks a restructuring fee of $225,000 which was expensed in fiscal 2001.

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

INTEREST RATE SWAP

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.50% rate of interest for three years. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") requires that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such quarter. The effect of adopting FAS 133 was to record an initial cumulative-effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $247,000 (net of $62,000) tax benefit), crediting Derivative Valuation Liability by the $309,000 gross cumulative-effect adjustment and charging Deferred Income Taxes $62,000. The following adjustments were recorded to reflect changes during the year ended December 31, 2001:

                                                              INCREASE (DECREASE) INCOME
                                                              --------------------------
                                            DERIVATIVE FAIR   (PROVISION FOR ) BENEFIT     NET DERIVATIVE
                                              VALUE CHANGE        FROM INCOME TAXES      FAIR VALUE CHANGE
                                              ------------        -----------------      -----------------
Amortization of cumulative-effect type
adjustment                                    $  (121,000)         $    24,000           $   (97,000)

Difference in the derivative fair value
between the beginning and end of the year        (579,000)             116,000              (463,000)
                                              -----------          -----------           -----------
                                              $  (700,000)         $   140,000           $  (560,000)
                                              ===========          ===========           ===========

EQUIPMENT FINANCING AND CAPITAL LEASES

        The Company has financed the purchase of certain equipment through the issuance of notes payable and under capital leasing arrangements. The notes bear interest at rates ranging from 9.3% to 12.9%. Such obligations are payable in monthly installments through September 2004.

        Annual maturities for debt, under both the New Agreement and capital lease obligations as of December 31, 2001, are as follows:

        2002................................   $ 29,078,000
        2003................................         47,000
        2004................................         31,000
        Thereafter..........................              -
                                               ------------
                                               $ 29,156,000

7.   INCOME TAXES:

        The Company's provision for (benefit from) income taxes for the three years ended December 31, 2001 consists of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                     1999                2000                2001
                                                     ----                ----                ----
Current tax (benefit) expense:
Federal..........................................  $  3,201,000        $    683,000        $ (1,229,000)
State............................................       969,000             254,000                   -
                                                   ------------        ------------        ------------
Total current....................................     4,170,000             937,000          (1,229,000)
                                                   ------------        ------------        ------------
Deferred tax expense:
Federal..........................................       107,000             416,000             844,000
State............................................        63,000              60,000               1,000
                                                   ------------        ------------        ------------
Total deferred...................................       170,000             476,000             845,000
                                                   ------------        ------------        ------------
Total provision for (benefit from)
for income taxes.................................  $  4,340,000        $  1,413,000        $   (384,000)
                                                   ============        ============        ============

The following is a reconciliation of the components of the provision for (benefit from) income taxes:

                                                       2000              2001
                                                       ----              ----

Provision for (benefit from) income
  taxes per the income statement.................. $  1,814,000     $  (384,000)
Extraordinary item tax benefit....................     (168,000)              -
Cumulative effect tax benefit of
  adopting SAB 101................................     (233,000)              -
                                                   ------------     -----------
Provision for (benefit from) income taxes......... $  1,413,000     $  (384,000)
                                                   ============     ===========


     The composition of the deferred tax assets (liabilities) at December 31, 2000 and December 31, 2001 are listed below:

                                                       2000              2001
                                                       ----              ----

Accrued liabilities............................... $    617,000     $   474,000
Allowance for doubtful accounts...................      631,000         143,000
Other.............................................      326,000         267,000
                                                   ------------     -----------
Total current deferred tax assets.................    1,574,000         884,000
                                                   ------------     -----------
Property and equipment............................   (2,212,000)     (2,915,000)
Goodwill and other intangibles....................     (138,000)       (236,000)
State net operating loss carry forward............            -         173,000
Other.............................................       79,000         343,000
                                                   ------------     -----------
Total non-current deferred tax liabilities........   (2,271,000)     (2,635,000)
                                                   ------------     -----------
Net deferred tax liability........................ $   (697,000)    $(1,751,000)
                                                   ============     ===========

        The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

                                                       2000              2001
                                                      ------            ------

Federal tax computed at statutory rate............      34%              (34)%
State taxes, net of federal benefit and
  net operating loss limitation...................       6%                2%
Non-deductible goodwill...........................       5%                9%
Other.............................................       1%                3%
                                                      ------             ------
                                                        46%              (20)%
                                                      ======             ======

8. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

        The Company leases office and production facilities in California, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2001 are as follows:

         2002................................   $    3,119,000
         2003................................        2,560,000
         2004................................        2,136,000
         2005................................        1,557,000
         2006................................        1,404,000
         Thereafter..........................        1,771,000
                                                --------------
                                                $   12,547,000
                                                ==============

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

                                                     1999                2000                2001
                                                     ----                ----                ----
Net income (loss):
As reported..................................      $  5,603,000        $  1,696,000        $ (1,494,000)
 Pro forma...................................         4,993,000             731,000          (3,266,000)
Earnings (loss) per share:
As reported:
Basic........................................              0.60                0.18               (0.17)
Diluted......................................              0.58                0.18               (0.17)
Pro forma:
Basic........................................              0.54                0.08               (0.36)
Diluted......................................              0.52                0.08               (0.36)

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

         Transactions involving stock options are summarized as follows:

                                                NUMBER          WEIGHTED AVERAGE
                                              OF SHARES         EXERCISE PRICE
                                              ---------         --------------

Balance at December 31, 1998...............     159,231           $  7.24

Granted during 1999........................   1,295,437              7.51
Exercised during 1999......................      (7,303)             7.00
Cancelled during 1999......................     (39,044)             7.00
                                              ---------           -------
Balance at December 31, 1999...............   1,408,321           $  7.50
                                              ---------           -------
Granted during 2000........................   1,779,100              3.76
Exercised during 2000......................     (47,698)             5.37
Cancelled during 2000......................    (242,716)             6.12
                                              ---------           -------
Balance at December 31, 2000...............   2,897,007           $  5.43
                                              ---------           -------
Granted during 2001........................   1,176,350              2.06
Cancelled during 2001......................    (786,729)             3.88
                                              ---------           -------
Balance at December 31, 2001...............   3,286,628           $  4.55
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

13. SUPPLEMENTAL DATA (unaudited)

     The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2001 (in thousands except per share data). The 2001 amounts have been restated from amounts previously reported, as indicated. A reconciliation from 2001 amounts previously reported appears at the end of the 2001 table.

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

                                                                                       2001
                                                           --------------------------------------------------------------
                                                                             QUARTER ENDED                        YEAR
                                                           ----------------------------------------------------   ENDED
                                                            MARCH 31      JUNE 30      SEPT 30       DEC 31       DEC 31
                                                            --------      -------      -------       ------       ------
                                                              (as           (as          (as           (as          (as
                                                           restated)      restated)    restated)     restated)    restated)
Revenues.................................................. $  19,108    $  16,446    $ 16,905     $ 17,169     $  69,628
Gross profit..............................................     6,501        5,185       5,659        5,419        22,764

Net income (loss)......................................... $     (62)   $    (654)   $   (720)    $    (58)    $  (1,494)
                                                           =========    =========    ========     ========     =========
Loss per share:
Basic..................................................... $   (0.01)   $   (0.07)   $  (0.08)    $  (0.01)    $   (0.17)
Diluted................................................... $   (0.01)   $   (0.07)   $  (0.08)    $  (0.01)    $   (0.17)

Reconciliation from net loss amounts previously reported:

                                                              AS PREVIOUSLY
                                                                REPORTED           ADJUSTMENTS (1)       AS RESTATED
                                                                --------           ---------------       -----------
Quarter ended March 31, 2001:
Revenues..................................................      $   19,108           $        -           $  19,108
Gross Profit..............................................           6,465                   36 (2)           6,501
Loss before adoption of FAS 133...........................             (32)                 (30)(4)             (62)
Cumulative effect of adopting FAS 133 (3).................            (139)                 139 (3)               -
                                                                ----------           ----------           ---------
Net Loss..................................................      $     (171)          $      109           $     (62)
                                                                ==========           ==========           =========
Loss per share
Basic -
Loss per share before adoption of FAS 133.................      $        -           $    (0.01)          $   (0.01)
Cumulative effect of adopting FAS 133 (3).................           (0.02)                0.02                   -
                                                                ----------           ----------           ---------
Net loss..................................................      $    (0.02)          $     0.01           $   (0.01)
                                                                ==========           ==========           =========
Diluted -
Loss per share before adoption of FAS 133.................      $        -           $    (0.01)          $   (0.01)
Cumulative effect of adopting FAS 133.....................           (0.02)                0.02                   -
                                                                ----------           ----------           ---------
Net loss..................................................      $    (0.02)          $     0.01           $   (0.01)
                                                                ==========           ==========           =========
Quarter ended June 30, 2001:
Revenues..................................................      $   16,446           $        -           $  16,446
Gross profit..............................................           4,959                  226 (2)           5,185
                                                                ----------           ----------           ---------
Net loss..................................................      $     (676)          $       22 (4)(5)    $    (654)
                                                                ==========           ==========           =========
Loss per share
Basic.....................................................      $    (0.07)          $        -           $   (0.07)
Diluted...................................................      $    (0.07)          $        -           $   (0.07)
                                                                ==========           ==========           =========
Quarter ended September 30, 2001:
Revenues..................................................      $   16,905           $        -           $  16,905
Gross profit..............................................           5,486                  173 (2)           5,659
                                                                ----------           ----------           ---------
Net loss..................................................      $     (744)          $       24 (4)(6)    $    (720)
                                                                ==========           ==========           =========
Loss per share
Basic.....................................................      $    (0.08)          $        -           $   (0.08)
Diluted...................................................      $    (0.08)          $        -           $   (0.08)
                                                                ==========           ==========           =========
Quarter ended December 31, 2001:
Revenues..................................................      $   17,169           $        -           $  17,169
Gross profit..............................................           5,854                 (435)(2)           5,419
                                                                ----------           ----------           ---------
Net income (loss).........................................      $        3           $      (61)(4)(5)(6) $     (58)
                                                                ==========           ==========           =========

Loss per share
Basic.....................................................      $        -           $    (0.01)          $   (0.01)
Diluted...................................................      $        -           $    (0.01)          $   (0.01)
                                                                ==========           ==========           =========

---------------------
   (1) Adjustments to previously issued financial statement reflect (i) allocating certain year-end adjustments to other than the fourth quarter of 2001, (ii) correcting the quarterly amortization of other intangibles associated with an acquired company and (iii) correcting the transition adjustment and the required subsequent reclassification into earnings resulting from the adoption of FAS 133 for an interest rate swap contract.

   (2) The principal component of the adjustment to gross profit was to allocate a portion of a fourth quarter depreciation expense adjustment to the first three quarters.

   (3) Reversal of the FAS 133 cumulative-effect adjustment originally charged to income. The corrected adjustment was to charge the cumulative-effect amount to Accumulated Other Comprehensive Income, a component of shareholders' equity.

   (4) In addition to the depreciation adjustment, includes correction of amortization of other intangibles and accounting for the interest rate swap contract according to FAS 133.

   (5) Includes allocation of raw materials purchases to the proper quarter and an accrual for the estimated liability for two abandoned leases.

   (6)  Includes the correct allocation of software amortization expense.

To the Board of Directors
and Shareholders of Point.360


Our audits of the consolidated financial statements referred to in our report dated February 25, 2002, except for Notes 2 and 6, as to which the date is October 28, 2002, which is qualified as to the Company's ability to continue as a going concern, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Century City, California
February 25, 2002 , except for Notes 2 and 6, as to which the date is October 28, 2002




                                   Point.360
                 Schedule II- Valuation and Qualifying Accounts

                                         BALANCE AT      CHARGED TO                                     BALANCE AT
                                        BEGINNING OF     COSTS AND                      DEDUCTIONS/      END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS             YEAR         EXPENSES        OTHER          WRITE-OFFS        YEAR
-------------------------------             ----         --------        -----          ----------        ----
Year ended December 31, 2001            $ 1,473,000     $    529,000    $   --          $(1,321,000)     $   681,000
Year ended December 31, 2000                971,000        2,195,000        --           (1,693,000)       1,473,000
Year ended December 31, 1999                878,000          790,000        --             (697,000)         971,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item of Form 10-K is contained in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2002 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item of Form 10-K is contained in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item of Form 10-K is contained in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2002 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item of Form 10-K is contained in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2002 and is incorporated herein by reference.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Documents Filed as Part of this Report:

        (1,2)    Financial Statements and Schedules.

        The following financial documents of Point.360 are filed as part of this report under Item 8:

        Consolidated Balance Sheets - December 31, 2000 and 2001 (restated)

        Consolidated Statements of Income - Fiscal Years

        Ended December 31, 1999, 2000 and 2001 (restated)

        Consolidated Statements of Shareholders' Equity - Fiscal Years Ended December 31, 1999, 2000 and 2001 (restated) Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 1999, 2000 and 2001(restated) Notes to Consolidated Financial Statements (restated)

   (3)  Exhibit
        Number    Description
        ------    -----------

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

        10.4      2000 Stock Incentive Plan of the Company. (9)

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

   (9) Filed with the SEC on September 7, 2001 as an exhibit to the Company's Form S-8 and incorporated herein by reference.


   (b)  Reports on 8-K:

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2002

                                    Point.360

                                    By: /s/  Alan R. Steel
                                        ---------------------------
                                        Alan R. Steel
                                        Chief Financial Officer



                                 CERTIFICATIONS

I, Haig S. Bagerdjian, certify that:

   1.   I have reviewed this annual report on Form 10-K/A-1 of Point.360;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 7, 2002                   /s/  Haig S. Bagerdjian
                                         ---------------------------
                                         Haig S. Bagerdjian
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer




I, Alan R. Steel, certify that:

   1.   I have reviewed this annual report on Form 10-K/A-1 of Point.360;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 7, 2002                    /s/  Alan R. Steel
                                          ----------------------------
                                          Alan R. Steel
                                          Executive Vice President,
                                          Finance and Administration &
                                          Chief Financial Officer

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements on Forms S-8 (Nos. 333-69174 and 333-69168) of Point.360 of our report dated February 25, 2002, except for Notes 2 and 6, as to which the date is October 28, 2002, which is qualified as to the Company's ability to continue as a going concern, relating to the financial statements, which appears in this Annual Report on Form 10-K/A-1. We also consent to the incorporation by reference of our report dated February 25, 2002 relating to the financial statement schedule, which appears in this Form 10-K/A-1.


PricewaterhouseCoopers LLP
Century City, California
November 7, 2002

                                                                EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Point.360 ( the "Company") on Form 10-K/A-1 for the period ended December 31, 2001, as filed with the Securities and Exchange Commission (the "Report"), I, Haig S. Bagerdjian, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Haig S. Bagerdjian
--------------------------
Haig S. Bagerdjian
Chief Executive Officer
November 7, 2002

                                                                EXHIBIT 99.2




                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Point.360 ( the "Company") on Form 10-K/A-1 for the period ended December 31, 2001, as filed with the Securities and Exchange Commission (the "Report"), I, Alan R. Steel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Alan R. Steel
-------------------------
Alan R. Steel
Chief Financial Officer
November 7, 2002