Form 10-Q/A
period 2002-03-31
POINT 360
filed 2002-11-14
CIK 1014733

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

Point.360 is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending March 31, 2002 in order to reflect and describe the restatement of its financial statements for the three-month period ended March 31, 2002. See
Note 3. Except as otherwise expressly described herein, this Amendment continues to present information as of May 15, 2002, which is the date on which we originally filed our Quarterly Report on Form 10-Q. We have not updated the disclosures in this Amendment to present information as of a later date. All information contained herein is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                  December 31,            March 31,
                                                                     2001                   2002
                                                                     ----                   ----
                                                                                         (unaudited)
                                                                                        (as restated)
Current assets:
Cash and cash equivalents                                           $  3,758,000         $  5,161,000
Accounts receivable, net of allowances for doubtful
  accounts of $681,000 and $779,000, respectively                     12,119,000           12,661,000
Notes receivable from officers                                           928,000              773,000
Income tax receivable                                                  1,399,000            1,132,000
Inventories                                                              820,000              833,000
Prepaid expenses and other current assets                                554,000              722,000
Deferred income taxes                                                    884,000              924,000
                                                                    ------------         ------------
Total current assets                                                  20,462,000           22,206,000

Property and equipment, net                                           23,232,000           22,007,000
Other assets, net                                                        833,000              804,000
Goodwill and other intangibles, net                                   26,320,000           26,445,000
                                                                    ------------         ------------
Total assets                                                        $ 70,847,000         $ 71,462,000
                                                                    ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                    $  4,675,000         $  3,645,000
Accrued expenses                                                       2,715,000            3,632,000
Current portion of notes payable                                      28,999,000            6,750,000
Current portion of capital lease obligations                              79,000               71,000
                                                                    ------------         ------------
Total current liabilities                                             36,468,000           14,098,000
                                                                    ------------         ------------
Deferred income taxes                                                  2,635,000            2,910,000
Notes payable, less current portion                                            -           22,249,000
Capital lease obligations, less current portion                           78,000               71,000
Derivative valuation liability                                           888,000              686,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
  none outstanding
Common stock - no par value; 50,000,000 authorized; 8,992,806
  and 9,011,324 shares issued and outstanding, respectively           17,336,000           17,340,000
Additional paid-in capital                                               439,000              439,000
Accumulated other comprehensive income                                  (150,000)            (135,000)
Retained earnings                                                     13,153,000           13,804,000
                                                                    ------------         ------------
Total shareholders' equity                                            30,778,000           31,448,000
                                                                    ------------         ------------
Total liabilities and shareholders' equity                          $ 70,847,000         $ 71,462,000
                                                                    ============         ============

          See accompanying notes to consolidated financial statements.

                                   POINT.360
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                        2000                  2001
                                                                        ----                  ----
                                                                                         (as restated)
Revenues                                                            $ 19,108,000         $ 16,846,000
Cost of goods sold                                                   (12,607,000)         (10,594,000)
                                                                    ------------         ------------
Gross profit                                                           6,501,000            6,252,000
Selling, general and administrative expense                           (5,499,000)          (4,607,000)
                                                                    ------------         ------------
Operating income                                                         967,000            1,645,000
Interest expense, net                                                   (785,000)            (678,000)
Derivative fair value change                                            (322,000)             176,000
                                                                    ------------         ------------
Income (loss) before income taxes                                       (140,000)           1,143,000
(Provision for) benefit from income taxes                                 78,000             (492,000)
                                                                    ------------         ------------
Net income (loss)                                                   $    (62,000)        $    651,000
                                                                    ============         ============
Other comprehensive income:
Derivative fair value change                                        $   (120,000)        $    (15,000)
                                                                    ------------         ------------
Comprehensive income (loss)                                         $   (182,000)        $    636,000
                                                                    ============         ============
Earnings (loss) per share:
Basic                                                               $      (0.01)        $       0.07
Weighted average number of shares                                      9,136,559            9,011,324
                                                                    ============         ============
Diluted                                                             $      (0.01)        $       0.07
Weighted average number of shares including
  the dilutive effect of stock options                                 9,136,559            9,069,172
                                                                    ============         ============

          See accompanying notes to consolidated financial statements.

                                    POINT.360
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                        2000                  2001
                                                                        ----                  ----
                                                                                         (as restated)
Cash flows from operating activities:
Net income (loss)                                                   $    (62,000)        $    651,000
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                          1,648,000            1,507,000
Provision for doubtful accounts                                          143,000              169,000
Deferred income taxes                                                   (202,000)             235,000
Other non cash item                                                      508,000             (187,000)
Write-off of note receivable                                                   -              148,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                               736,000             (711,000)
(Increase) in inventories                                               (85,000)              (13,000)
(Increase) in prepaid expenses and
  other current assets                                                   (29,000)            (177,000)
Decrease in other assets                                                   8,000               29,000
Decrease in accounts payable                                          (1,174,000)          (1,010,000)
Increase in accrued expenses                                             967,000              775,000
(Decrease) increase in income taxes                                     (60,000)              267,000
                                                                    ------------         ------------
Net cash provided by operating activities                              2,398,000            1,683,000
                                                                    ------------         ------------
Cash used in investing activities:
Capital expenditures                                                  (1,325,000)            (287,000)
Proceeds from sale of equipment                                                -               27,000
Net cash paid for acquisitions                                          (333,000)              (5,000)
Net cash used in investing activities                                 (1,658,000)            (265,000)
                                                                    ------------         ------------
Cash flows used in financing activities:
Repurchase of common stock                                              (300,000)                   -
Repayment of capital lease obligations                                   (29,000)             (15,000)
                                                                    ------------         ------------
Net cash used in financing activities                                   (329,000)             (15,000)
                                                                    ------------         ------------
Net increase in cash                                                     411,000            1,403,000
Cash and cash equivalents at beginning of period                         769,000            3,758,000
                                                                    ------------         ------------
Cash and cash equivalents at end of period                          $  1,180,000            5,161,000
                                                                    ============         ============
Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                            $    565,000              663,000
                                                                    ============         ============
Income tax                                                          $     37,000         $          -
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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

        During 2002, the Company restated 2002 quarterly financial statements to correct the required subsequent amortization of the cumulative effect adjustment (see Note 6) into earnings resulting from the adoption of FAS 133 for an interest rate swap contract. These adjustments for the period ended March 31, 2002 are as follows:

                                                  Increase (Decrease) Net Income
Adjustments to previously issued                        Three Months Ended
financial statements:                                     March 31, 2002

To correct FAS 133 interest rate swap
  contract amortization                                  $       (41,000)
To revise tax provision related to
  above adjustments                                               17,000
                                                         ---------------
Total                                                    $       (24,000)
                                                         ===============
Reduction in previously reported net income
and effect on earnings per share:
Reduction in net income:                                 $       (24,000)
                                                         ===============
Basic earnings per share:                                $             -

Diluted earnings per share:                              $             -
                                                         ===============

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

NOTE 6 - DERIVATIVE AND HEDGING ACTIVITIES

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.50% rate of interest for three years. FAS 133 requires that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such quarter. By the end of the interest rate swap contract, the initial cumulative-effect type adjustment and any amounts recognized as income or expense will reverse to zero as the contract will then have no further theoretical value. Other than the economic impact of fixing the interest rate, the amount of income and expense required by application of FAS 133 does not impact the Company's cash flow. The effect of adopting FAS 133 was to record during the first quarter of 2001 an initial cumulative-effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $139,000 (net of $170,000 tax benefit), crediting Derivative Valuation Liability by the $309,000 gross cumulative-effect adjustment and charging Deferred Income Taxes $170,000. The following adjustments were recorded to reflect changes during the three months ended March 31, 2001and 2002:

                                  Increase (Decrease) Income

For the three months         Derivative       (Provision for) Benefit       Net Derivative
ended March 31, 2001:     Fair Value Change      from Income Taxes        Fair Value Change
--------------------      -----------------      -----------------        -----------------
Amortization of
cumulative-effect
type adjustment             $   (43,000)           $     24,000             $   (19,000)

Difference in the
derivative fair value
between the beginning
and end of the quarter         (279,000)                153,000                (126,000)
                            -----------            ------------             -----------
                            $  (322,000)           $    177,000             $  (145,000)
                            ===========            ============             ===========

For the three months
ended March 31, 2002:

Amortization of
cumulative-effect
adjustment type             $   (26,000)           $     11,000             $   (15,000)

Difference in the
derivative fair value
between the beginning
and end of the quarter          202,000                 (87,000)                115,000
                            -----------            ------------             -----------
                            $   176,000            $    (76,000)            $   100,000
                            ===========            ============             ===========

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

        GROSS PROFIT. Gross profit decreased $0.2 million or 4% to $6.3 million for the three-month period ended March 31, 2002, compared to $6.5 million for the three-month period ended March 31, 2001. As a percent of revenues, gross profit increased from 34% to 37%. The increase in gross profit as a percentage of revenues was principally due to lower wages and benefits as headcount was reduced 13% since March 31, 2001.

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

        Adoption of FAS 133 and Derivative Fair Value Change. On January 1, 2001, the Company adopted FAS 133. During the quarter's ended March 31, 2001 and March 31, 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the periods, or $0.3 million (expense) and $0.2 million (income) in 2001 and 2002, respectively, and amortization of the cumulative-effect adjustment.

        INCOME TAXES. The Company's effective tax rate was 43% for the first quarter of 2002 and 56% for the first quarter of 2001. The decrease in effective tax rate is the result of the Company's periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes and the effect of permanent differences.

        NET INCOME (LOSS). The net income (loss) for the three-month period ended March 31, 2002 was $0.6 million, an increase of $0.7 million compared to a loss of $62,000 for the three-month period ended March 31, 2001.

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

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) of $247,000 (net of $62,000 tax benefit), and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract. During the quarter ended March 31, 2002, the Company recorded income of $100,000 (net of $76,000 tax expense) for the derivative fair value change and amortization of the cumulative effect type adjustment.


                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        For a discussion of the May 2002 agreement in which the Company's defaults under its bank borrowings were waived, see Note 5 to the Financial Statements that are included in Part I, Item 1 of this Report on Form 10-Q.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.1 Third Amendment and Restated Credit Agreement dated May 2, 2002, among the Company, Union Bank of California, N.A., United California Bank, and U.S. Bank National Association (1)

        99.1    Certification   of  Chief  Executive   Officer  Pursuant  to  18
                U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2    Certification   of  Chief  Financial   Officer  Pursuant  to  18
                U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------
        (1) Filed with the Securities and Exchange Commission on May 14, 2002 as an exhibit to the Company's Form 10-Q and incorporated herein by reference.

   (b)  Reports On Form 8-K

           None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POINT.360

DATE: November 7, 2002              BY:  /s/ Alan R. Steel
                                    -----------------------------
                                    Alan R. Steel
                                    Executive Vice President,
                                    Finance and Administration
                                    (duly authorized officer and
                                     principal financial officer)



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


Date: November 7, 2002             /s/  Haig S. Bagerdjian
                                   ------------------------------
                                   Haig S. Bagerdjian
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer




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


Date: November 7, 2002              /s/  Alan R. Steel
                                    -----------------------------
                                    Alan R. Steel
                                    Executive Vice President,
                                    Finance and Administration &
                                    Chief Financial Officer

                                                               EXHIBIT 99.1





                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended March 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Haig S. Bagerdjian, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Haig S. Bagerdjian
------------------------
Haig S. Bagerdjian
Chief Executive Officer
November 7, 2002

                                                               EXHIBIT 99.2





                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended March 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Alan R. Steel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Alan R. Steel
-----------------------
Alan R. Steel
Chief Financial Officer
November 7, 2002