Form 10-Q/A
period 2002-06-30
POINT 360
filed 2002-11-14
CIK 1014733

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

Point.360 is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending June 30, 2002 in order to reflect and describe the restatement of its financial statements for the three and six-month periods ended June 30, 2002. See Note 3.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                 December 31,            June 30,
                                                                    2001                   2002
                                                                                        (unaudited)
                                                                                         (restated)
Current assets:
Cash and cash equivalents                                           $  3,758,000         $  4,655,000
Accounts receivable, net of allowances for doubtful
  accounts of $681,000 and $937,000, respectively                     12,119,000           11,688,000
Notes receivable from officers                                           928,000              775,000
Income tax receivable                                                  1,399,000              703,000
Inventories                                                              820,000              869,000
Prepaid expenses and other current assets                                554,000              767,000
Deferred income taxes                                                    884,000            1,027,000
                                                                    ------------         ------------
Total current assets                                                  20,462,000           20,484,000

Property and equipment, net                                           23,232,000           21,260,000
Other assets, net                                                        833,000              818,000
Goodwill and other intangibles, net                                   26,320,000           26,428,000
                                                                    ------------         ------------
Total assets                                                        $ 70,847,000         $ 68,990,000
                                                                    ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                    $  4,675,000         $  2,917,000
Accrued expenses                                                       2,715,000            3,951,000
Current portion of notes payable                                      28,999,000            5,350,000
Current portion of capital lease obligations                              79,000               83,000
                                                                    ------------         ------------
Total current liabilities                                             36,468,000           12,301,000
                                                                    ------------         ------------
Deferred income taxes                                                  2,635,000            2,845,000
Notes payable, less current portion                                            -           20,999,000
Capital lease obligations, less current portion                           78,000               96,000
Derivative valuation liability                                           888,000              818,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
  none outstanding                                                             -                    -
Common stock - no par value; 50,000,000 authorized;
  8,992,806 and 9,014,232 shares issued and
  outstanding, respectively                                           17,336,000           17,359,000
Additional paid-in capital                                               439,000              439,000
Accumulated other comprehensive income                                  (150,000)            (120,000)
Retained earnings                                                     13,153,000           14,253,000
                                                                    ------------         ------------
Total shareholders' equity                                            30,788,000           31,931,000
                                                                    ------------         ------------
Total liabilities and shareholders' equity                          $ 70,847,000         $ 68,990,000
                                                                    ============         ============

          See accompanying notes to consolidated financial statements.

                                    POINT.360

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                               --------                             --------
                                                        2001              2002               2001               2002
                                                        ----              ----               ----               ----
                                                                      (as restated)                        (as restated)
Revenues                                            $ 16,446,000      $ 16,710,000       $ 35,554,000       $ 33,557,000
Cost of goods sold                                   (11,261,000)      (10,634,000)       (23,868,000)       (21,229,000)
                                                    ------------      ------------       ------------       ------------
Gross profit                                           5,185,000         6,076,000         11,686,000         12,328,000
Selling, general and administrative expense           (5,694,000)       (4,488,000)       (11,228,000)        (9,095,000)
                                                    ------------      ------------       ------------       ------------
Operating income                                        (509,000)        1,588,000            458,000          3,233,000
Interest expense, net                                   (734,000)         (642,000)        (1,519,000)        (1,319,000)
Derivative fair value change                               3,000          (158,000)          (319,000)            18,000
                                                    ------------      ------------       ------------       ------------
Income (loss) before income taxes                     (1,240,000)          788,000         (1,380,000)         1,932,000
(Provision for) benefit from income taxes                567,000          (354,000)           645,000           (847,000)
                                                    ------------      ------------       ------------       ------------
Net income (loss)                                   $   (673,000)     $    434,000       $   (735,000)      $  1,085,000
                                                    ============      ============       ============       ============
Other comprehensive income:
Derivative fair value change                        $     (5,000)     $    (15,000)      $   (125,000)      $    (30,000)
                                                    ------------      ------------       ------------       ------------
Comprehensive income (loss)                         $   (678,000)     $    419,000       $   (860,000)      $  1,055,000
                                                    ============      ============       ============       ============
Earnings (loss) per share:
Basic:
Net income (loss)                                   $      (0.07)     $       0.05       $      (0.10)      $       0.12
Weighted average number of shares                      9,046,004         9,013,065          9,090,387          9,012,199
                                                    ============      ============       ============       ============
Diluted:
Net income (loss)                                   $      (0.07)     $       0.05       $      (0.08)      $       0.12
Weighted average number of shares
  including the dilutive effect
  of stock options                                     9,092,319         9,325,662          9,090,387         9 ,244,311
                                                    ============      ============       ============       ============

          See accompanying notes to consolidated financial statements.

                                    POINT.360

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                           Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                        2001                  2002
                                                                        ----                  ----
                                                                                         (as restated)
Cash flows from operating activities:
Net income (loss)                                                   $   (735,000)        $  1,085,000
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
Depreciation and amortization                                          3,391,000            2,699,000
Provision for doubtful accounts                                          279,000              336,000
Deferred income taxes                                                    468,000               67,000
Other non cash item                                                      544,000              (32,000)
Write-off of note receivable                                                   -              148,000
Changes in assets and liabilities:
Decrease in accounts receivable                                        3,213,000               95,000
(Increase) in inventories                                                (71,000)             (49,000)
Decrease (increase) in prepaid expenses and
  other current assets                                                    54,000             (224,000)
(Increase) decrease in other assets                                      (30,000)              15,000
Decrease in accounts payable                                          (3,421,000)          (1,631,000)
Increase in accrued expenses                                             675,000            1,094,000
(Decrease) increase in income taxes                                     (831,000)             696,000
                                                                    ------------         ------------
Net cash provided by operating activities                              3,536,000            4,299,000
                                                                    ------------         ------------
Cash used in investing activities:
Capital expenditures                                                  (1,846,000)            (746,000)
Proceeds from sale of equipment                                                -               27,000
Net cash paid for acquisitions                                          (508,000)             (10,000)
                                                                    ------------         ------------
Net cash used in investing activities                                 (2,354,000)            (729,000)
                                                                    ------------         ------------
Cash flows used in financing activities:
Repurchase of common stock                                              (300,000)                   -
Proceeds from exercise of stock option                                         -               12,000
Repayment of notes payable                                            (1,074,000)          (2,650,000)
Repayment of capital lease obligations                                  (41,000)              (35,000)
                                                                    ------------         ------------
Net cash used in financing activities                                 (1,415,000)          (2,673,000)
                                                                    ------------         ------------
Net (decrease) increase in cash                                         (233,000)             897,000
Cash and cash equivalents at beginning of period                         769,000            3,758,000
                                                                    ------------         ------------
Cash and cash equivalents at end of period                          $    536,000         $  4,655,000
                                                                    ============         ============
Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                            $  1,306,000         $  1,149,000
                                                                    ============         ============
Income tax                                                          $     52,000         $    148,000
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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

        During 2002, the Company restated 2002 quarterly financial statements correct the accounting of an interest rate swap contract in accordance with FAS
133. These adjustments for the three and six-month periods ended June 30, 2002 are as follows:

                                                                    Increase (Decrease) Income
                                                           ---------------------------------------------
Adjustments to previously issued                           Three Months Ended           Six Months Ended
financial statements:                                        June 30, 2002               June 30, 2002
--------------------                                         -------------               -------------
To correct FAS 133 interest rate
  swap contract accounting                                   $    (41,000)               $    (82,000)
To revise tax provision related
  to the above adjustment                                          17,000                      34,000
                                                             ------------                ------------
Total                                                        $    (24,000)               $    (48,000)
                                                             ============                ============
Reduction in previously reported net earnings
and effect on earnings per share:
Reduction in net earnings adjustment                         $    (24,000)               $    (48,000)
                                                             ============                ============
Basic earnings per share:                                    $          -                $          -
Diluted earnings per share:                                  $          -                $          -
                                                             ============                ============

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

NOTE 6 - DERIVATIVE AND HEDGING ACTIVITIES

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays fixed 6.50% rate of interest for three years. FAS 133 requires that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date,
(ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such quarter. The effect of adopting FAS 133 was to record during the six months ended June 30, 2001 an initial cumulative-effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $161,000 (net of $148,000 tax benefit), crediting Derivative Valuation Liability by the $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $148,000. The following adjustments were recorded to reflect changes during the three- and six-month periods ended June 30, 2001 and 2002:

                                                                 Increase (Decrease) Income
                                               ---------------------------------------------------------------------
                                               Derivative Fair      (Provision for) Benefit          Net Derivative
                                                Value Change           from Income Taxes           Fair Value Change
                                                ------------           -----------------           -----------------
For the three months ended June 30, 2001:
----------------------------------------
Amortization of cumulative-effect type
adjustment                                     $   (26,000)            $     12,000                $   (14,000)

Difference in the derivative fair value
between the beginning and end of the quarter        29,000                  (14,000)                    15,000
                                               -----------             ------------                -----------
                                               $     3,000             $    ( 2,000)               $    (1,000)
                                               ===========             ============                ===========
For the six months ended June 30, 2001:
--------------------------------------
Amortization of cumulative-effect type
adjustment                                     $   (69,000)            $     33,000                $   (36,000)

Difference in the derivative fair value
between the beginning and end of the period       (250,000)                 120,000                   (130,000)
                                               -----------             ------------                -----------
                                               $  (319,000)            $    153,000                $  (166,000)
                                               ===========             ============                ===========
For the three months ended June 30, 2002:
----------------------------------------
Amortization of cumulative-effect type
adjustment                                     $   (26,000)            $     11,000                $   (15,000)

Difference in the derivative fair value
between the beginning and end of the quarter      (132,000)                  57,000                    (75,000)
                                               -----------             ------------                -----------
                                               $  (158,000)            $     68,000                $   (90,000)
                                               ===========             ============                ===========
For the six months ended June 30, 2002:
--------------------------------------
Amortization of cumulative-effect type
adjustment                                     $   (52,000)            $     22,000                $   (30,000)

Difference in the derivative fair value
between the beginning and end of the period         70,000                  (30,000)                    40,000
                                               -----------             ------------                -----------
                                               $    18,000             $     (8,000)               $    10,000
                                               ===========             ============                ===========

NOTE 7 - NOTE RECEIVABLE FROM OFFICER

        At June 30, 2002, the Company had a loan outstanding to its Chief Executive Officer totaling $775,000, including accrued interest of $79,000. The loan is collateralized by a trust deed and bears interest at a rate of 3%. The loan is due on or before December 31, 2002.

NOTE 8 - SUBSEQUENT EVENT

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

        GROSS PROFIT. Gross profit increased $0.9 million or 17% to $6.1 million for the three-month period ended June 30, 2002, compared to $5.2 million for the three-month period ended June 30, 2001. As a percent of revenues, gross profit increased from 32% to 36%. The increase in gross profit as a percentage of revenues was principally due to lower wages and benefits as headcount was reduced 13% since June 30, 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense decreased $1.2 million, or 21% to $4.5 million for the three-month period ended June 30, 2002, compared to $5.7 million for the three-month period ended June 30, 2001. As a percentage of revenues, SG&A decreased to 27% for the three-month period ended June 30, 2002, compared to 35% for the three-month period ended June 30, 2001. Excluding amortization of intangibles in 2001, SG&A expenses were $5.3 million, or 32% of sales in the 2001 second quarter. The decrease in 2002 was due principally to lower bank fees and professional costs.

        OPERATING INCOME. Operating income increased $2.1 million to $1.6 million for the three-month period ended June 30, 2002, compared to a $0.5 million loss for the three-month period ended June 30, 2001.

        INTEREST EXPENSE. Interest expense for the three-month period ended June 30, 2002 was $0.6 million, a decrease of $0.1 million from the three-month period ended June 30, 2001 due to a lower average level of debt outstanding.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133. During the quarters ended June 30, 2001 and 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the periods, or $29,000 of income and $0.1 million of expense in 2001 and 2002, respectively, and amortization of the cumulative-effect adjustment.

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

        NET INCOME (LOSS). The net income for the three-month period ended June 30, 2002 was $0.4 million, an increase of $1.1 million compared to a loss of $0.6 million for the three-month period ended June 30, 2001.

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

        GROSS PROFIT. Gross profit increased $0.6 million or 5% to $12.3 million for the six-month period ended June 30, 2002, compared to $11.7 million for the six-month period ended June 30, 2001. As a percent of revenues, gross profit increased from 33% to 37%. The increase in gross profit as a percentage of revenues was principally due to lower wages and benefits as headcount was reduced 13% since June 30, 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. SG&A expense decreased $2.1 million, or 19% to $9.1 million for the six-month period ended June 30, 2002, compared to $11.2 million for the six-month period ended June 30, 2001. As a percentage of revenues, SG&A decreased to 27% for the six-month period ended June 30, 2002, compared to 32% for the six-month period ended June 30, 2001. Excluding amortization of goodwill in 2001, SG&A expenses were $10.4 million, or 30% of sales in the 2001 six-month period. The decrease in 2002 was due principally to lower wage costs, bank and professional fees.

        OPERATING INCOME. Operating income increased $2.8 million to $3.2 million for the six-month period ended June 30, 2002, compared to $0.5 million for the six-month period ended June 30, 2001.

        INTEREST EXPENSE. Interest expense for the six-month period ended June 30, 2002 was $1.3 million, a decrease of $0.2 million from the six-month period ended June 30, 2001 due to a lower average level of debt outstanding.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS 133. During the six month period ended June 30, 2001 and 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the periods, or $0.3 million of expense and $0.1 million of income, respectively, and amortization of the cumulative-effect adjustment.

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

        NET INCOME (LOSS). The net income for the six-month period ended June 30, 2002 was $1.1 million, an increase of $1.8 million compared to a loss of $0.7 million for the six-month period ended June 30, 2001.

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

        VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company's total assets. Long-lived assets, including goodwill and intangibles are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. The cash flow projections are based on historical experience, management's view of growth rates within the industry and the anticipated future economic environment.

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

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Our initial review during the first quarter of 2002 indicated no impairment.

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

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $247,000 (net of $62,000 tax benefit), and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract. During the three and six month periods ended June 30, 2002, the Company recorded expense of $90,000 (net of $68,000 tax benefit) and derivative income of $10,000 (net of $8,000 tax expense) for the derivative fair value change and amortization of the cumulative effect type adjustment.

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

                                    POINT.360

DATE:  November 12, 2002            BY:  /s/ Alan Steel
                                         -----------------------------
                                         Alan Steel
                                         Executive Vice President,
                                         Finance and Administration
                                         (duly authorized officer and
                                          principal financial officer)

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



Date: November 12, 2002               /s/  Haig S. Bagerdjian
                                      -----------------------------------
                                      Haig S. Bagerdjian
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer




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



Date: November 12, 2002                /s/  Alan R. Steel
                                       ----------------------------------
                                       Alan R. Steel
                                       Executive Vice President
                                       Finance and Administration and
                                       Chief Financial Officer

                                                                   Exhibit 99.1




                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Haig S. Bagerdjian, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Haig S. Bagerdjian
---------------------------
Haig  S. Bagerdjian
Chief Executive Officer
November 12, 2002

                                                                   Exhibit 99.2




                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Alan R. Steel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Alan R. Steel
---------------------------
Alan R. Steel
Chief Financial Officer
November 12, 2002