Form 10-Q
period 2002-09-30
POINT 360
filed 2002-11-14
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-Q/A


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -   Exchange Act of 1934.

For the quarterly period ended September 30, 2002 or

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                 December 31,          September 30,
                                                                    2001                   2002
                                                                                        (unaudited)
Current assets:
Cash and cash equivalents                                           $  3,758,000         $  6,381,000
Accounts receivable, net of allowances for doubtful
  accounts of $681,000 and $825,000, respectively                     12,119,000           10,998,000
Notes receivable from officers                                           928,000              777,000
Income tax receivable                                                  1,399,000              393,000
Inventories                                                              820,000              887,000
Prepaid expenses and other current assets                                554,000            1,062,000
Deferred income taxes                                                    884,000            1,235,000
                                                                    ------------         ------------
Total current assets                                                  20,462,000           21,733,000

Property and equipment, net                                           23,232,000           20,267,000
Other assets, net                                                        833,000              762,000
Goodwill and other intangibles, net                                   26,320,000           27,839,000
                                                                    ------------         ------------
Total assets                                                        $ 70,847,000         $ 70,601,000
                                                                    ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                    $  4,675,000         $  2,751,000
Accrued expenses                                                       2,715,000            4,245,000
Current portion of notes payable                                      28,999,000            5,750,000
Current portion of capital lease obligations                              79,000               83,000
                                                                    ------------        -------------
Total current liabilities                                             36,468,000           12,829,000
                                                                    ------------        -------------
Deferred income taxes                                                  2,635,000            3,515,000
Notes payable, less current portion                                            -           19,750,000
Capital lease obligations, less current portion                           78,000               86,000
Derivative valuation liability                                           888,000              845,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
  none outstanding
Common stock - no par value; 50,000,000 authorized;
  8,992,806 and 9,014,232 shares issued and
  outstanding, respectively                                           17,336,000          17,359,000
Additional paid-in capital                                               439,000           1,272,000
Accumulated other comprehensive income                                  (150,000)           (105,000)
Retained earnings                                                     13,153,000          15,050,000
                                                                   -------------        ------------
Total shareholders' equity                                            30,778,000          33,576,000
                                                                   -------------        ------------
Total liabilities and shareholders' equity                         $  70,847,000        $ 70,601,000
                                                                   =============        ============

          See accompanying notes to consolidated financial statements.

                                    POINT.360

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                             ------------                         ------------
                                                        2001              2002               2001               2002
                                                        ----              ----               ----               ----
Revenues                                            $ 16,905,000      $ 16,959,000       $ 52,459,000       $ 50,516,000
Cost of goods sold                                   (11,246,000)      (10,181,000)       (35,114,000)       (31,410,000)
                                                    ------------      ------------       ------------       ------------
Gross profit                                           5,659,000         6,778,000         17,345,000         19,106,000
Selling, general and administrative expense           (4,976,000)       (4,706,000)       (16,204,000)       (13,800,000)
                                                    ------------      ------------       ------------       ------------
Operating income                                         683,000         2,072,000          1,141,000          5,306,000
Interest expense, net                                   (825,000)         (623,000)        (2,344,000)        (1,943,000)
Derivative fair value change                            (458,000)          (53,000)          (777,000)           (35,000)
                                                    ------------      ------------       ------------       ------------
Income (loss) before income taxes                       (600,000)        1,396,000         (1,980,000)         3,328,000
(Provision for) benefit from income taxes               (120,000)         (600,000)           544,000         (1,431,000)
                                                    ------------      ------------       ------------       ------------
Net income (loss)                                   $   (720,000)     $    796,000       $ (1,436,000)      $  1,897,000
                                                    ============      ============       ============       ============
Other comprehensive income:
Derivative fair value change                        $    (22,000)     $    (15,000)      $   (147,000)      $    (45,000)
                                                    ------------      ------------       ------------       ------------
Comprehensive income (loss)                         $   (742,000)     $    781,000       $ (1,583,000)      $  1,852,000
                                                    ============      ============       ============       ============
Earnings (loss) per share:
Basic:
Net income (loss)                                   $      (0.08)     $       0.09       $      (0.16)            $ 0.21
Weighted average number of shares                      9,046,004         9,014,232          9,075,430          9,012,884
                                                    ============      =============      ============       ============
Diluted:
Net income (loss)                                   $      (0.08)     $       0.09       $      (0.16)      $       0.20
Weighted average number of shares including
  the dilutive effect of stock options                 9,046,004         9,114,849          9,075,430          9,255,780
                                                    ============      ============       ============       ============

          See accompanying notes to consolidated financial statements.

                                    POINT.360

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                           Nine Months Ended
                                                                              September 30,
                                                                              ------------
                                                                        2001                  2002
                                                                        ----                  ----
Cash flows from operating activities:
Net income (loss)                                                   $ (1,436,000)        $  1,897,000
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                          5,218,000            4,010,000
Provision for doubtful accounts                                          400,000              258,000
Deferred income taxes                                                    407,000              529,000
Other non cash item                                                      954,000              118,000
Write-off of note receivable                                                                  148,000
Changes in assets and liabilities:
Decrease in accounts receivable                                        3,473,000              863,000
Decrease (increase) in inventories                                        31,000              (67,000)
Decrease (increase) in prepaid expenses and
  other current assets                                                    98,000             (520,000)
Decrease in other assets                                                  34,000               71,000
(Decrease) in accounts payable                                        (4,003,000)          (1,797,000)
Increase in accrued expenses                                           1,351,000            1,809,000
(Decrease) increase in income taxes                                     (668,000)           1,006,000
                                                                   -------------       --------------
Net cash provided by operating activities                              5,859,000            8,325,000
                                                                   -------------       --------------
Cash used in investing activities:
Capital expenditures                                                  (2,453,000)            (935,000)
Proceeds from sale of equipment                                                -               27,000
Net cash paid for acquisitions                                          (956,000)          (1,249,000)
                                                                   -------------       --------------
Net cash used in investing activities                                 (3,409,000)          (2,157,000)
                                                                   -------------       --------------
Cash flows used in financing activities:
Repurchase of common stock                                              (300,000)                   -
Proceeds from exercise of stock option                                         -               12,000
Repayment of notes payable                                            (1,775,000)          (3,499,000)
Repayment of capital lease obligations                                   (52,000)             (58,000)
                                                                   --------------      --------------
Net cash used in financing activities                                 (2,127,000)          (3,545,000)
                                                                   --------------      --------------
Net increase in cash                                                     323,000            2,623,000
Cash and cash equivalents at beginning of period                         769,000            3,758,000
                                                                   -------------       --------------
Cash and cash equivalents at end of period                         $   1,092,000       $    6,381,000
                                                                   =============       ==============
Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                           $   2,095,000       $    1,845,000
                                                                   =============       ==============
Income tax                                                         $     101,000       $      921,000
                                                                   =============       ==============
Non-financing activities:
   Capital lease obligations incurred                              $      75,000       $       69,000
                                                                   =============       ==============

           See accompanying notes to consolidated financial statements.

                                    POINT.360

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

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

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2001.

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

        We ceased amortization of approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001.

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

        In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No.146 to have a material impact, if any, on its financial position or results of operations, except as discussed in Note 8.

        In October 2002, the FASB issued SFAS No. 147, "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE

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

        In October 2002, the company paid the banks $20,000 and made an additional principal payment of $500,000 in connection with a waiver received from the banks to allow the company's former President and Chief Executive Officer to reduce his percentage ownership in the Company to below 14%.

NOTE 4 - NOTE RECEIVABLE FROM AND RESIGNATION OF OFFICER

        At September 30, 2002, the Company had a loan outstanding to its President and Chief Executive Officer, R. Luke Stefanko, totaling $777,000, including accrued interest of $84,000. The loan is collateralized by a trust deed and bears interest at a rate of 3%. The loan is due on or before December 31, 2002. On October 2, 2002, Mr. Stefanko resigned as Chief Executive Officer (see Note 8). Haig S. Bagerdjian, the Company's Chairman of the Board, was appointed Chief Executive Officer. Concurrently, Mr. Bagerdjian purchased 1,436,179 shares of the Company's common stock from Mr. Stefanko, assuming the payment obligations for Mr. Stefanko's loan as part of the transaction. In connection with his resignation, Mr. Stefanko's existing stock options were extended for two years. The fair value of the options as of the resignation date ($214,000 valued using the Black-Scholes model) was written off as severance expense during the third quarter of 2002 since the arrangements had been essentially agreed upon as of September 30, 2002.

NOTE 5 - ISSUANCE OF WARRANT

        In July 2002, the Company acquired an option to purchase three subsidiaries (the "Subsidiaries") of Alliance Atlantis Communications Inc. ("Alliance") engaged in businesses directly related to those of the Company. The Company may exercise its purchase option at any time prior to December 31, 2002.

        In consideration for the option, the Company issued to Alliance a warrant to acquire 500,000 shares of the Company's common stock at $2.00 per share. The warrant expires on July 3, 2007, or July 3, 2005 if the Company does not exercise its option to purchase the Subsidiaries. In connection therewith, the Company capitalized the fair value of the warrant ($619,000 determined by using the Black-Scholes valuation model) as an other asset on the balance sheet. If the Company does not exercise the option to purchase the subsidiaries, such amount will be written off.

NOTE 6 - EARN-OUT PAYMENT

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

NOTE 7 - DERIVATIVE AND HEDGING ACTIVITIES

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.5% rate of interest for three years. FAS 133 requires that the swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the swap contract at the beginning and end of such quarter. The effect of adopting FAS 133 during the first nine months of 2001 was to record an initial cumulative-effect type adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $212,000 (net of $96,000 tax benefit), crediting Derivative Valuation Liability by the $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $96,000. The following adjustments were recorded to reflect changes during the three- and nine-month periods ended September 30, 2002:

                                                                 Increase (Decrease) Income
                                               ---------------------------------------------------------------------
                                               Derivative Fair      (Provision for) Benefit          Net Derivative
                                                Value Change           from Income Taxes           Fair Value Change
                                                ------------           -----------------           -----------------
For the three months ended September 30, 2001:
---------------------------------------------
Amortization of cumulative-effect type
adjustment                                     $    (26,000)           $      8,000                $    (18,000)

Difference in the derivative fair value
between the beginning and end of the quarter       (432,000)                134,000                    (298,000)
                                               ------------            ------------                ------------
                                               $   (458,000)           $    142,000                $   (316,000)
                                               ============            ============                ============

For the nine months ended September 30, 2001:
--------------------------------------------
Amortization of cumulative-effect type
adjustment                                     $    (95,000)           $     29,000                $    (66,000)

Difference in the derivative fair value
between the beginning and end of the period        (682,000)                211,000                    (471,000)
                                               ------------            ------------                ------------
                                               $   (777,000)           $    240,000                $   (537,000)
                                               ============            ============                ============

For the three months ended September 30, 2002:
---------------------------------------------
Amortization of cumulative-effect type
adjustment                                     $    (26,000)           $     11,000                $    (15,000)

Difference in the derivative fair value
between the beginning and end of the quarter        (27,000)                 12,000                     (15,000)
                                               ------------            ------------                ------------
                                               $    (53,000)           $     23,000                $    (30,000)
                                               ============            ============                ============

For the nine months ended September 30, 2002:
--------------------------------------------
Amortization of cumulative-effect type
adjustment                                     $    (78,000)           $     34,000                $    (44,000)

Difference in the derivative fair value
between the beginning and end of the period          43,000                 (18,000)                      25,000
                                               ------------            ------------                -------------
                                               $     35,000            $     16,000                $     (19,000)
                                               ============            ============                =============

NOTE 8 - SUBSEQUENT EVENT

        In October 2002, R. Luke Stefanko resigned in all capacities as an officer, director and employee of the Company. Concurrently, Haig S. Begerdjian, the Company's Chairman of the Board, was appointed to positions of President and Chief Executive Officer.

        In connection with his resignation, Mr. Stefanko entered into a consulting agreement with the Company to consult for a specified number of hours per month for two years. Mr. Stefanko will be paid $10,000 per month through December 2002 and at an hourly rate thereafter.

        Concurrent with the above agreements, Mr. Bagerdjian purchased 1,436,179
shares  of  Point.360   common  stock  owned  by  Mr.   Stefanko,   representing
approximately 16% of the outstanding common stock of Point.360.

                                    POINT.360

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

        REVENUES. Revenues increased by $0.1 million to $17.0 million for the three-month period ended September 30, 2002, compared to $16.9 million for the three-month period ended September 30, 2001.

        GROSS PROFIT. Gross profit increased $1.1 million or 20% to $6.8 million for the three-month period ended September 30, 2002, compared to $5.7 million for the three-month period ended September 30, 2001. As a percent of revenues, gross profit increased from 33% to 40%. The increase in gross profit as a percentage of revenues was principally due to lower wages and benefits as headcount was reduced 13% since September 30, 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense decreased $0.3 million, or 2% to $4.7 million for the three-month period ended September 30, 2002, compared to $5.0 million for the three-month period ended September 30, 2001. As a percentage of revenues, SG&A decreased to 28% for the three-month period ended September 30, 2002, compared to 29% for the three-month period ended September 30, 2001. Excluding amortization of intangibles in 2001, SG&A expenses were $4.6 million, or 27% of sales in the 2001 second quarter.

        OPERATING INCOME. Operating income increased $1.4 million to $2.1 million for the three-month period ended September 30, 2002, compared to a $0.7 million for the three-month period ended September 30, 2001.

        INTEREST EXPENSE. Interest expense for the three-month period ended September 30, 2002 was $0.6 million, a decrease of $0.2 million from the three-month period ended September 30, 2001 because of lower debt levels due to principal payments made during 2002.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. During the nine months ended September 30, 2001, the Company adopted FAS 133. During the quarters ended September 30, 2001 and 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate hedge contract at the beginning and end of the periods, or $0.04 million ($0.3 million net of tax benefit) and $27,000 ($15,000 net of tax benefit) in 2001 and 2002, respectively, and amortization of the cumulative-effect adjustment.

        INCOME TAXES. The Company's effective tax rate was 43% for the third quarter of 2002 and 20% for the third quarter of 2001. The increase in effective tax rate is the result of the Company's periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        NET INCOME (LOSS). The net income for the three-month period ended September 30, 2002 was $0.8 million, an increase of $1.5 million compared to a net loss of $0.7 million for the three-month period ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

        REVENUES. Revenues decreased by $2.0 million or 4% to $50.5 million for the nine-month period ended September 30, 2002, compared to $52.5 million for the nine-month period ended September 30, 2001 due to a decline in studio post production sales as some work was brought in-house. Studios have traditionally maintained in-house capacity and several customers utilized that capacity in 2002 to a greater extent thereby affecting our sales.

        GROSS PROFIT. Gross profit increased $1.8 million or 10% to $19.1 million for the nine-month period ended September 30, 2002, compared to $17.3 million for the nine-month period ended September 30, 2001. As a percent of revenues, gross profit increased from 33% to 38%. The increase in gross profit as a percentage of revenues was principally due to lower wages and benefits as headcount was reduced 13% since September 30, 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. SG&A expense decreased $2.4 million, or 15%, to $13.8 million for the nine-month period ended September 30, 2002, compared to $16.2 million for the nine-month period ended September 30, 2001. As a percentage of revenues, SG&A decreased to 27% for the nine-month period ended September 30, 2002, compared to 31% for the nine-month period ended September 30, 2001. Excluding amortization of goodwill in 2001, SG&A expenses were $14.9 million, or 28% of sales in the 2001 nine-month period. The decrease in 2002 was due principally to lower wage costs, bank and professional fees.

        OPERATING INCOME. Operating income increased $4.2 million to $5.3 million for the nine-month period ended September 30, 2002, compared to $1.1 million for the nine-month period ended September 30, 2001.

        INTEREST EXPENSE. Interest expense for the nine-month period ended September 30, 2002 was $2.0 million, a decrease of $0.3 million from the nine-month period ended September 30, 2001 due to a lower average level of debt outstanding.

        ADOPTION OF FAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted FAS. During the nine-month period ended September 30, 2001 and 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate hedge contract at the beginning and end of the periods, or $0.7 million ($0.5 million net of tax benefit) of expense and $43,000 ($25,000 net of tax epense) of income, respectively, and amortization of the cumulative-effect adjustment.

        INCOME TAXES. The Company's effective tax rate was 43% for the first nine months of 2002 and 20% for the first nine months of 2001. The decrease in effective tax rate is the result of the Company's periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        NET INCOME (LOSS). The net income for the nine-month period ended September 30, 2002 was $1.9 million, an increase of $3.3 million compared to a net loss of $1.4 million for the nine-month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2001.

        On  September  30,  2002,  the  Company's  cash  and  cash   equivalents
aggregated $6.3 million. The Company's operating activities provided cash of $8.3 million for the nine months ended September 30, 2002.

        The Company's investing activities used cash of $2.2 million in the nine months ended September 30, 2002. The Company spent approximately $0.9 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company's capital expenditures were greater than a normal recurring amount partially due to the investment of approximately $0.8 million in high definition post production equipment. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment.

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

        In July 2002, we entered into an arrangement regarding earn-out payments related to the July 1997 acquisition of MultiMedia Services, Inc. The original acquisition agreement would have required payments of approximately $1.5 million during the next two years assuming minimum earnings levels are met, which levels have been achieved in the past. In exchange for a one-time $1.1 million payment made in July 2002, we were relieved of all future earn-out obligations under the purchase agreement. The Company's cash balance on July 30, 2002 (after the $1.1 million payment) was $4.7 million.

        In October 2002, the company paid the banks $20,000 and made an additional principal payment of $500,000 in connection with a waiver received from the banks to allow the company's former President and Chief Executive Officer to reduce his percentage ownership in the Company to below 14%.

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

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $48.1 million as of September 30, 2002.

        We ceased amortization of approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001.

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

RECENT HISTORY OF LOSSES. The Company has reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the three fiscal quarters ending September 30, 2002, there can be no assurance as to future profitability on a quarterly or annual basis.

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

EXPANSION STRATEGY. Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business other than an option to acquire three facilities from Alliance Atlantis Communications, Inc. Even though we have completed eight acquisitions in the last five fiscal years, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems.

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

In July 2002, the Company issued a warrant to purchase 500,000 shares of the Company's common stock to Alliance Atlantis Communications, Inc. in consideration of an option to purchase three post production facilities owned by Alliance. In connection therewith, the Company capitalized the fair value of the warrant ($620,000, determined by using the Black-Scholes valuation model). In the event the Company does not exercise its option by the option termination date (December 31, 2002) or any extension thereof, the capitalized amount will be written off. Although such a write-off would represent a non cash charge to income, we cannot predict the effect of such a charge on the market price of our common stock, if any.

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

DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Although we have employment agreements with Mr. Bagerdjian and certain of our other key executives and technical personnel, we cannot be sure that such executives will remain with the Company during or after the term of their employment agreements. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

CONTROL BY PRINCIPAL SHAREHOLDER; POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 25% of the outstanding common stock as of October 15, 2002. The ex-spouse of R. Luke Stefanko, the Company's former President and Chief Executive Officer, owned approximately 25% of the common stock on that date. Together, they owned approximately 50%. In August 2000 and May 2001, Mr. Stefanko was granted one-time proxies to vote his ex-spouse's shares in connection with the election of directors at the Company's annual meetings. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company's Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the "Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        MARKET RISK. The Company had borrowings of $25,499,000 at September 30, 2002 under a credit agreement. Amounts outstanding under the credit agreement now bear interest at the bank's reference rate plus 1.25%.

        The Company's market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate ("LIBOR"). In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a 6.50% rate of interest for the three years.

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The standard, as amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, AN AMENDMENT OF FASB STATEMENT NO. 133, and Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders' Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the three and nine month periods ended September 30, 2002, the Company recorded expenses of $30,000 (net of $23,000 tax benefit) and of $19,000 (net of $16,000 tax benefit), respectively, for the derivative fair value change and amortization of the cumulative effect type adjustment.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company that is required to be disclosed in the Company's reports that are filed under the Exchange Act. Subsequent to the date that the Chief Executive Officer and Chief Financial Officer completed their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls.

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

        10.3 First Amendment to Credit Agreement dated October 2, 2002, among the Company, Union Bank of California, Bank of the West and U.S. National Bank Association.

        10.4 Resignation and General Release Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (3)

        10.5 Consulting Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (3)

        10.6 Non-competition Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (3)

        99.1    Certification   of  Chief  Executive   Officer  Pursuant  to  18
                U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2    Certification   of  Chief  Financial   Officer  Pursuant  to  18
                U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   Notes:

        (1) Filed as an exhibit to Form 10-Q for the period ended March 31, 2002 with the Commission on May 14, 2002.
        (2) Filed as an exhibit to Form 8-K with the Commission on July 15, 2002.
        (3) Filed as an exhibit to Form 8-K with the Commission on October 7, 2002.

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

        The Company filed a Form 8-K dated October 2, 2002 related to the resignation of R. Luke Stefanko as President and Chief Executive Officer of the Company and the appointment of Haig S. Bagerdjian to those positions.

        The Company filed a Form 8-K dated November 1, 2002 related to the filing of amended Forms 10-Q for 2001 and 2002 and Form 10-K for 2001.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POINT.360

DATE:  November 14, 2002            BY:  /s/ Alan Steel
                                         -----------------------------
                                         Alan Steel
                                         Executive Vice President,
                                         Finance and Administration
                                         (duly authorized officer and
                                          principal financial officer)

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002               /s/  Haig S. Bagerdjian
                                      -----------------------------------
                                      Haig S. Bagerdjian
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                /s/  Alan R. Steel
                                       ----------------------------------
                                       Alan R. Steel
                                       Executive Vice President
                                       Finance and Administration and
                                       Chief Financial Officer

                                                                   Exhibit 99.1




                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Haig S. Bagerdjian, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Haig S. Bagerdjian
---------------------------
Haig  S. Bagerdjian
Chief Executive Officer
November 14, 2002

                                                                   Exhibit 99.2




                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Alan R. Steel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Alan R. Steel
---------------------------
Alan R. Steel
Chief Financial Officer
November 14, 2002