Form 10-K
period 2002-12-31
POINT 360
filed 2003-03-10
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

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

         Yes  X   No  ____
              -

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $16,283,000 computed by reference to the price at which the common equity was last sold on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2002. As of February 28, 2003, there were 9,035,482 shares of Common Stock outstanding.

                                        Total number of pages in this report: 49

This Annual Report on Form 10-K consists of 48 pages,  including  exhibits.  The exhibit index is on page 40.



DOCUMENTS INCORPORATED BY REFERENCE

Definitive  Proxy  Statement   relating  to  the  Company's  Annual  Meeting  of
Shareholders to be held on May 21, 2003 is incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Point.360 ("Point.360" or the "Company") is a leading integrated media management services company providing film, video and audio post production, archival, duplication and distribution services to motion picture studios, television networks, advertising agencies, independent production companies and multinational companies. The Company provides the services necessary to edit, master, reformat, archive and ultimately distribute its clients' audio and video content, including television programming, feature films, spot advertising and movie trailers.

        The Company provides worldwide electronic and physical distribution using fiber optics, satellite, Internet and air and ground transportation. The Company delivers commercials, movie trailers, electronic press kits, infomercials and syndicated programming, by both physical and electronic means, to thousands of broadcast outlets worldwide.

        The Company seeks to capitalize on growth in demand for the services related to the manipulation and distribution of rich media content, without assuming the production or ownership risk of any specific television program, feature film, advertising or other form of content. The primary users of the Company's services are entertainment studios and advertising agencies that generally choose to outsource such services due to the sporadic demand and the fixed costs of maintaining a high-volume physical plant.

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

        The Company was incorporated in California in 1990. The Company's executive offices are located at 7083 Hollywood Boulevard, Hollywood, California 90028, and its telephone number is (323) 957-7990. The Company's website address is www.point360.com.

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

        ARCHIVAL SERVICES. The Company currently stores approximately 1.5 million videotape and film elements in a protected environment. The storage and handling of videotape and film elements require specialized security and environmental control procedures. The Company performs secure management archival services in all of its operating facilities as well as four vault specific locations in Los Angeles. The Company offers on-line access to archival information for advertising clients, and may offer this service to other clients in the future.

DISTRIBUTION NETWORK

        The Company operates a full service distribution network providing its customers with reliable, timely and high quality distribution services. The Company's historical customer base consists of advertising agencies, multinational companies, motion picture and television studios and post-production facilities.

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

INTERNATIONAL. The Company currently provides electronic and physical duplication and distribution services for rich media content providers. Further, the Company believes that electronic distribution methods will facilitate further expansion into the international distribution arena as such technologies become standardized and cost-effective. In addition, the Company believes that the growth in the distribution of domestic content into international markets will create increased demand for value-added services currently provided by the Company such as standards conversion and audio and digital mastering.

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

        The Company solicits the motion picture and television industries, advertisers and their agencies to generate revenues. In the year ended December 31, 2002, the seven major motion picture studios accounted for approximately 34% of the Company's revenues. Metro-Goldwyn-Mayer accounted for greater than 10% of the Company's revenues for the year ended December 31, 2002.

        The Company generally does not have exclusive service agreements with its clients. Because clients generally do not make arrangements with the Company until shortly before its facilities and services are required, the Company usually does not have any significant backlog of service orders. The Company's services are generally offered on an hourly or per unit basis based on volume.

CUSTOMER SERVICE

        The Company believes it has built its strong reputation in the market with a commitment to customer service. The Company receives customer orders via courier services, telephone, telecopier and the Internet. The sales and customer service staff develops strong relationships with clients within the studios and advertising agencies and is trained to emphasize the Company's ability to confirm delivery, meet difficult delivery time frames and provide reliable and cost-effective service. Several studios are customers because of the Company's ability to meet often changing or rush delivery schedules.

        The Company has a sales and customer service staff of approximately 69 people, at least one member of which is available 24 hours a day. This staff serves as a single point of problem resolution and supports not only the Company's customers, but also the television stations and cable systems to which the Company delivers.

COMPETITION

        The manipulation, duplication and distribution of rich media assets is a highly competitive service-oriented business. Certain competitors (both independent companies and divisions of large companies) provide all or most of the services provided by the Company, while others specialize in one or several of these services. Substantially all of the Company's competitors have a presence in the Los Angeles area, which is currently the largest market for the Company's services. Due to the current and anticipated future demand for video duplication and distribution services in the Los Angeles area, the Company believes that both existing and new competitors may expand or establish video service facilities in this area.

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

        The principal competitive factors affecting this market are reliability, timeliness, quality and price. The Company competes with a variety of duplication and distribution firms, certain post-production companies and, to a lesser extent, the in-house operations of major motion picture studios and ad agencies. Some of these competitors have long-standing ties to clients that will be difficult for the Company to change. Several companies have systems for delivering video content electronically. Moreover, some of these firms, such as Vyvx (a subsidiary of the Williams Companies), Digital Generation Systems, Inc., Ascent Media Group, Inc. (formerly Liberty LiveWire) and other post-production companies may have greater financial, operational and marketing resources, and may have achieved a higher level of brand recognition than the Company. As a result, there is no assurance that the Company will be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality, price or otherwise.

EMPLOYEES

        The Company had 441 full-time employees as of December 31, 2002. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

        The Company currently leases all 14 of its facilities. Nine of these facilities have production capabilities and/or sales activities, four are storage vaults, one is used as the Company's corporate offices. The lease terms expire at various dates from June 2002 to December 2009. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 2002:

                                                                    SQUARE
LOCATION                                                            FOOTAGE

Hollywood, CA....................................................    9,500
Hollywood, CA....................................................   45,000
Hollywood, CA....................................................    7,200
Hollywood, CA....................................................   13,400
Hollywood, CA....................................................   27,000
Hollywood, CA....................................................   13,000
Burbank, CA......................................................   32,000
Burbank, CA......................................................   10,000
North Hollywood, CA..............................................   27,000
Los Angeles, CA..................................................   13,400
San Francisco, CA................................................    9,500
Chicago, IL......................................................   13,200
New York, NY.....................................................    9,000
Dallas, TX.......................................................   11,300

ITEM 3. LEGAL PROCEEDINGS

        From time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on December 5, 2002. At the meeting, shareholders voted on: (i) the election of directors to hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified, and (ii) approval of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002.

1. ELECTION OF DIRECTORS

The  following  individuals  were elected as directors at the Annual  Meeting of
Shareholders:

              Name                      Votes For           Votes Withheld

         Haig S. Bagerdjian             5,783,936             2,411,768
         Robert A. Baker                5,957,281             2,238,423
         Greggory J. Hutchins           5,957,281             2,238,423
         Sam P. Bell                    5,957,281             2,238,423

2. The appointment by the Board of Directors of the Company of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent auditors for the fiscal year ending December 31, 2002 was ratified with 5,951,836 votes for the proposal, 11,600 votes against the proposal, 2,212,168 votes abstaining and 0 broker nonvotes.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market ("NNM") under the symbol PTSX. The following table sets forth, for the periods indicated, the high and low closing price per share for the Common Stock.

                                                          COMMON STOCK
                                                          ------------
                                                         LOW      HIGH
                                                         ---      ----
Year Ended December 31, 2001
   First Quarter .....................................  $1.25    $4.56
   Second Quarter.....................................    .66     3.75
   Third Quarter......................................    .64     3.35
   Fourth Quarter.....................................    .46     1.39
Year Ended December 31, 2002
   First Quarter .....................................  $1.12    $2.14
   Second Quarter.....................................   1.50     3.00
   Third Quarter......................................   1.25     2.15
   Fourth Quarter.....................................   0.83     3.25

On February 25, 2003, the closing sale price of the Common Stock as reported on the NNM was $2.16 per share. As of February 25, 2003, there were 1,066 holders of record of the Common Stock.

DIVIDENDS

        The Company did not pay dividends on its Common Stock during the years ended December 31, 2001 or 2002. The Company's ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following data, insofar as they relate to each of the years 1998 to 2002, have been derived from the Company's annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                     1998       1999       2000        2001        2002
                                                                     ----       ----       ----        ----        ----
Statement of Income Data
Revenues........................................................ $  59,697   $  78,248   $  74,841   $  69,628   $  68,419
Cost of goods sold..............................................    36,902      47,685      45,894      46,864      42,172
                                                                 ---------   ---------   ---------   ---------   ---------
Gross profit....................................................    22,795      30,563      28,947      22,764      26,247
Selling, general and administrative expense.....................    13,201      18,473      21,994      20,872      18,977
                                                                 ---------   ---------   ---------   ---------   ---------
Operating income ...............................................     9,594      12,090       6,953       1,892       7,270
Interest expense, net...........................................       976       2,147       2,889       3,070       2,528
Derivative fair value change (5)................................         -           -           -         700         (82)
Provision for (benefit from) income tax ........................     3,577       4,340       1,814        (384)      2,007
                                                                 ---------   ---------   ---------   ---------   ---------
Income  (loss) before extraordinary item,
   adoption of SAB 101 (2)...................................... $   5,041   $   5,603   $   2,250   $  (1,494)  $   2,817
Extraordinary item (net of tax benefit of $168) (1).............         -           -        (232)          -           -
Cumulative effect of adopting SAB 101 (2).......................         -           -        (322)          -           -
                                                                 ---------   ---------   ---------   ---------   ---------
Net income (loss)............................................... $   5,041   $   5,603   $   1,696   $  (1,494)  $   2,817
                                                                 =========   =========   =========   =========   =========
Earnings (loss) per share:
Basic:
Income (loss) per share before extraordinary item,
   adoption of SAB 101 (2)...................................... $    0.52   $    0.60   $    0.24   $   (0.17)  $    0.31
Extraordinary item (1)..........................................         -           -       (0.03)          -           -
Cumulative effect of adopting SAB 101 (2).......................         -           -       (0.03)          -           -
                                                                 ---------   ---------   ---------   ---------   ---------
Net income (loss)............................................... $    0.52   $    0.60   $    0.18   $   (0.17)  $    0.31
                                                                 =========   =========   =========   =========   =========
Diluted:
Income (loss) per share before extraordinary item
   and adoption of SAB 101...................................... $    0.51   $    0.58   $    0.24   $   (0.17)  $    0.30
Extraordinary item (1)..........................................         -           -       (0.03)          -           -
Cumulative effect of adopting SAB 101 (2).......................         -           -       (0.03)          -           -
                                                                 ---------   ---------   ---------   ---------   ---------
Net income (loss)............................................... $    0.51   $    0.58   $    0.18   $   (0.17)  $    0.30
                                                                 =========   =========   =========   =========   =========
Weighted average common shares outstanding
Basic...........................................................     9,737       9,322       9,216       9,060       9,013
Diluted.........................................................     9,816       9,599       9,491       9,060       9,377
Pro forma net income and earnings per share data
  for the periods shown as if SAB 101 had been
  adopted at the beginning of each applicable year (4)
Previously reported net income.................................. $   5,041   $   5,603
Adjustment......................................................      (253)        (81)
                                                                 ---------   ---------
Pro forma net income............................................ $   4,788   $   5,522
                                                                 =========   =========
Pro forma earnings per share:
Basic -
Previously reported............................................. $    0.52   $    0.60
Adjustment......................................................     (0.03)          -
                                                                 ---------   ---------
Pro forma....................................................... $    0.49   $    0.60
                                                                 =========   =========
Diluted -
Previously reported............................................. $    0.51   $    0.58
Adjustment......................................................     (0.03)      (0.01)
                                                                 ---------   ---------
Pro forma....................................................... $    0.48   $    0.57
                                                                 =========   =========

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                     1998       1999       2000        2001        2002
                                                                     ----       ----       ----        ----        ----
Other Data
EBITDA (3)...................................................... $  14,320   $  16,878   $  12,172   $   8,500   $  12,691
Cash flows provided by operating activities.....................     5,821      12,023      10,963       9,455      10,381
Cash flows used in investing activities.........................   (33,406)    (11,668)     (9,488)     (4,069)     (3,485)
Cash flows provided by (used in) financing activities...........    26,712      (1,553)     (1,556)     (2,397)     (5,282)
Capital expenditures............................................     6,199       6,181       9,717       3,082       1,949

Selected Balance Sheet Data
Cash and cash equivalents....................................... $   2,048   $   3,030   $     769    $  3,758    $  5,372
Working capital ................................................     8,863       1,195      12,701     (16,006)(6)   8,185
Property and equipment, net.....................................    16,723      19,564      25,236      23,232      19,965
Total assets....................................................    63,940      72,931      77,375      70,847      70,080
Borrowings under revolving credit agreements....................       233       5,888           -           -           -
Long-term debt, net of current portion..........................    22,448      16,501      31,054          78      18,065
Shareholders' equity............................................    28,351      30,941      32,919      30,778      34,512
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

            COMPUTATION OF EBITDA (IN THOUSANDS)

                                                                        1998       1999       2000        2001        2002
                                                                        ----       ----       ----        ----        ----
                    Net income (loss).............................  $   5,041   $   5,603   $   1,696   $  (1,494)  $   2,817
                    Add back:
                       Interest...................................        976       2,147       2,889       3,070       2,528
                       Income taxes...............................      3,577       4,340       1,814        (384)      2,007
                       Depreciation & Amortization................      4,726       4,788       5,773       7,308       5,339
                                                                    ---------   ---------   ---------    --------   ---------
                    EBITDA........................................  $  14,320   $  16,878   $  12,172    $  8,500   $  12,691
                                                                    =========   =========   =========    ========   =========

   (4) Net income would not have been affected in 1997 had SAB 101 been adopted at the beginning of that period.

   (5) In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.50% rate of interest for three years. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), requires that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such year. The effect of adopting FAS 133 was to record a cumulative effect type adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity $247,000 (net of $62,000 tax benefit), crediting Derivative Valuation Liability by $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $62,000. The change in the derivative fair value during the year ($579,000 and $(186,000) in 2001 and 2002, respectively) and the amortization of the cumulative effect adjustment ($121,000 and $104,000 in 2001 and 2002, respectively) were recorded as a charge to Derivative Fair Value Change.

   (6) As of December 31, 2001, the Company had outstanding $28,999,000 under a credit facility with a group of banks. The entire amount was classified as a current liability due to then-existing covenant breaches. Excluding the borrowed amount, working capital would have been $12,993,000.


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

OVERVIEW

        The Company's revenues are generated principally from duplication, distribution and ancillary services. Duplication services are comprised of the physical duplication of video materials from a source video or audiotape "master" to a target tape "clone." Distribution services include the physical or electronic distribution of video and audio materials to a customer-designated location utilizing one or more of the Company's delivery methods. Distribution services typically consist of deliveries of national television spot commercials and electronic press kits and associated trafficking instructions to designated stations and supplemental deliveries to non-broadcast destinations. Ancillary services include video and audio editing, element storage, closed captioning, transcription services, standards conversion, video encoding for air play verification, audio post-production and layback and foreign language mastering.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, valuation of long-lived assets, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $47.1 million as of December 31, 2002.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") became effective and as a result, we ceased to amortize approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002 and the Fiscal 2002 test performed as of September 30, 2002 required no goodwill impairment. The discounted cash flow method used to evaluate goodwill impairment included cash flow estimates for 2003 and subsequent years. If actual cash flow performance does not meet these expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of December 31, 2002 was $2.5 million. The Company did not record a valuation allowance against its deferred tax assets as of December 31, 2002.

RESULTS OF OPERATIONS

        The following table sets forth the amount and percentage relationship to revenues of certain items included within the Company's Consolidated Statement of Income for the years ended December 31, 2000, 2001 and 2002, after giving effect to the above adjustments. The commentary below is based on these financial statements.

                                                                                YEAR ENDED DECEMBER 31
                                                                                ----------------------
                                                                                (DOLLARS IN THOUSANDS)
                                                                2000                    2001                    2002
                                                                ----                    ----                    ----
                                                                     PERCENT                 PERCENT                PERCENT
                                                                       OF                      OF                     OF
                                                           AMOUNT   REVENUES       AMOUNT   REVENUES      AMOUNT   REVENUES
                                                           ------   --------       ------   --------      ------   --------
Revenues.............................................   $  74,841     100.0%    $  69,628     100.0%    $ 68,419     100.0%
Costs of goods sold..................................      45,894      61.3        46,864      67.3       42,172      61.6
                                                        ---------   --------    ---------    -------    --------    -------
Gross profit.........................................      28,947      38.7        22,764      32.7       26,247      38.4
Selling, general and administrative expense..........      21,994      29.4        20,872      30.0       18,977      27.7
                                                        ---------   --------    ---------    -------    --------    -------
   Operating income..................................       6,953       9.3         1,892       2.7        7,270      10.7
Interest expense, net................................       2,889       3.9         3,070       4.4        2,528       3.7
Derivative fair value change.........................           -         -           700       1.0          (82)     (0.1)
Provision for (benefit from) income taxes............       1,814       2.4          (384)     (0.6)       2,007       2.9
                                                        ---------   --------    ---------    -------    --------    -------
   Income (loss) before extraordinary item and
     adoption of SAB 101(2000).......................       2,250       3.0        (1,494)     (2.1)       2,817       4.2
Extraordinary item (net of tax benefit of $168)......        (232)     (0.3)            -         -            -         -
Cumulative effect of adopting SAB 101 (2000).........        (322)     (0.4)            -         -            -         -
                                                        ---------   --------    ---------    -------    --------    -------
Net income (loss)....................................   $   1,696       2.3%    $  (1,494)     (2.1)%   $  2,817       4.2%
                                                        =========   ========    =========    =======    ========    =======

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

        The comments below compare results achieved in 2002 to 2001. In general, revenues were slightly lower in 2002 while costs declined and profits increased significantly. We anticipate that revenues will increase somewhat in 2003 from 2002. We expect the relationships between revenues, gross profit and selling, general and administrative expenses in 2003 to be similar to 2002. Assuming that we do not restructure our term loan in 2003 and interest rates do not change (see Liquidity and Capital Resources below), interest expense will decrease due to $5.0 million of scheduled principal payments and resulting lower debt levels.

The derivative fair value change in 2003 should generate approximately $0.7 million of income as the interest rate swap contract will expire in November 2003 and the theoretical value of the swap contract previously expensed is credited to income (see Note 6 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K). Please refer to Cautionary Statements and Risk Factors below with respect to these forward-looking statements.

        REVENUES. Revenues decreased by $1.2 million or 2% to $68.4 million for the year ended December 31, 2002, compared to $69.6 million for the year ended December 31, 2001 due to a decline in studio post production sales as some work was brought in-house. Studios have traditionally maintained in-house capacity and several customers utilized that capacity in 2002 to a greater extent thereby affecting our sales.

        GROSS PROFIT. Gross profit increased $3.5 million or 15.0% to $26.2 million for the year ended December 31, 2002, compared to $22.8 million for the year ended December 31, 2001. As a percent of revenues, gross profit increased from 32.7% to 38.4%. The increase in gross profit as a percentage of revenues was principally due to lower wages and benefits as headcount was reduced 7% since December 31, 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased $1.9 million, or 10.0% to $19.0 million for the year ended December 31, 2002, compared to $20.9 million for the year ended December 31, 2001. As a percentage of revenues, selling, general and administrative expense decreased to 27.7% for the year ended December 31, 2002, compared to 30.0% for the year ended December 31, 2001. Excluding amortization of intangibles in 2001, SG&A expenses were $18.9 million, or 27% of sales for the year ended December 31, 2001.

        Beginning in 2002, the amortization of goodwill ceased as the Company adopted SFAS 142. SFAS 142 changed the accounting for goodwill and other intangible assets with indefinite useful lives from an amortization method to an impairment-only approach (the procedures going forward are described in Footnote 2 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K). In connection with the adoption of SFAS 142, the Company performed a transitional goodwill impairment assessment as of January 1, 2002, and a second test as of September 30, 2002, which indicated no impairment was required. As of December 31, 2002, goodwill, net of accumulated amortization, was $27 million. To the extent an impairment is indicated in the future by application of SFAS 142, results of operations will be adversely affected, which effect may be material. Any impairment will not affect cash flow.

        OPERATING INCOME. Operating income increased $5.4 million or 284% to $7.3 million for 2002, compared to $1.9 million for 2001.

        INTEREST EXPENSE. Interest expense decreased $0.5 million, or 18.0%, to $2.6 million for 2002, compared to $3.1 million for 2001 because of lower debt levels due to principal payments made in 2002.

        ADOPTION OF SFAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Disclosures About Fair Value of Financial Instruments" ("SFAS 133") by recording a cumulative effect adjustment of $247,000 after tax benefit as a charge to shareholders' equity. During 2001 and 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the periods, and amortization of the cumulative-effect adjustment during the years, of $0.7 million of expense and $0.1 million of income, respectively.

        INCOME TAXES. The Company's effective tax rate was 42% for 2002 and 20% for 2001.

        NET INCOME (LOSS). The net income for 2002 was $2.8 million, an increase of $4.3 million compared to a loss of $1.5 million for 2001.


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

        Beginning in 2002, the amortization of goodwill ceased as the Company adopted SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives from an amortization method to an impairment-only approach (the procedures going forward are described in Footnote 2 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K). In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment in the first half of 2002, which may result in a write off which would be treated as a change in accounting principle. As of December 31, 2001, goodwill, net of accumulated amortization, was $26 million. To the extent an impairment is indicated in the application of SFAS 142, fiscal 2002 results of operations will be adversely affected, which effect may be material. Any impairment will not affect cash flow.

        OPERATING INCOME. Operating income decreased $5.1 million or 73% to $1.9 million for 2001, compared to $7.0 million for 2000.

        INTEREST EXPENSE. Interest expense increased $0.2 million, or 6.3%, to $3.1 million for 2001, compared to $2.9 million for 2000 due to a 2% default rate of interest premium charged by the Company's banks, commencing in July 2001.

        ADOPTION OF SFAS 133 AND DERIVATIVE FAIR VALUE CHANGE. On January 1, 2001, the Company adopted SFAS 133 by recording a cumulative effect adjustment of $247,000 after tax benefit as a charge to shareholders' equity. During 2001, the Company recorded the difference between the derivative fair value of the Company's interest rate swap contract at the beginning and end of the period, and amortization of the cumulative-effect adjustment during the year, of $0.7 million ($0.6 million net of tax benefit).

        INCOME TAXES. The Company's effective tax rate was 20% for 2001 and 46% for 2000. The lower tax rate is due to the effect of permanent differences on a lower pre-tax income base.

        NET INCOME (LOSS). The net loss for 2001 was $1.5 million, a decrease of $3.2 million compared to a profit of $1.7 million for 2000.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2002.

        On December 31, 2002, the Company's cash and cash equivalents aggregated $5.4 million. The Company's operating activities provided cash of $10.4 million for the year ended December 31, 2002.

        The Company's investing activities used cash of $3.5 million in the year ended December 31, 2002. The Company spent approximately $1.9 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior years, the Company's capital expenditures were greater than a normal recurring amount partially due to the investment of approximately $6.0 million in high definition post production equipment. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. We estimate that capital expenditures will be $3.5 to $4.5 million in 2003.

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

        In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan has a maturity date of December 31, 2004. Pursuant to the agreement, the Company made $5.5 million in scheduled principal payments in 2002 and will make additional principal payments of $5.0 million and $18.0 million in 2003 and 2004, respectively. The agreement provides for interest at the banks' reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan is secured by substantially all of the Company's assets.

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

        In October 2002, the company paid the banks $20,000 and made an additional principal payment of $500,000 in connection with a waiver received from the banks to allow the company's former President and Chief Executive Officer to reduce his percentage ownership in the Company to below the 14% required in the restructured loan agreement.

        During the past year, the Company has generated sufficient cash to meet operating, capital expenditure and debt service needs and obligations, as well as to provide sufficient cash reserves to address contingencies. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. In our opinion, the Company will continue to be able to fund its needs for the foreseeable future.

        The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing. For example, on July 3, 2002, we entered into an option agreement to acquire three subsidiaries of Alliance Atlantis Communications Inc. (""AACI"). If we exercise the option and acquire the entities, we will have to finance a large portion of the $11.6 million anticipated purchase price and refinance our existing $23 million term loan. The cost of new financing is expected to be higher than our existing term loan. Future earnings and cash flow may be negatively impacted to the extent the acquired entities do not generate sufficient earnings and cash flow to offset the increased costs.

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

        Effective January 1, 2001, the Company adopted SFAS No. 133 The standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other income.

        In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company implemented SFAS No. 142 in the first quarter of fiscal 2002 which required no goodwill impairment. The Company also tested goodwill as of September 30, 2002 with no impairment indicated.

        We ceased amortization of approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not have asset retirement obligations and, therefore, believes there will be no impact upon adoption of SFAS No. 143.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 has had no impact on the Company.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

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

RECENT HISTORY OF LOSSES. The Company has reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the four fiscal quarters ended December 31, 2002, there can be no assurance as to future profitability on a quarterly or annual basis.

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

In May 2002, we entered into an agreement with the banks to restructure the credit facility to a term loan maturing on December 31, 2004. As part of this restructuring, the banks waived all existing defaults and the Company made principal payments of $5.5 million in 2002, and will make principal payments of $5.0 million and $18.5 million in 2003, and 2004, respectively. Based upon the Company's financial forecast, the Company will have to refinance the facility by 2004 to satisfy the final payment requirement.

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

CUSTOMER AND INDUSTRY CONCENTRATION. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 34% of the Company's revenues during the year ended December 31, 2002. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

EXPANSION STRATEGY. Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business other than an option to acquire three facilities from Alliance Atlantis Communications Inc. Even though we have completed eight acquisitions in the last five fiscal years, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems.

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

In July 2002, the Company issued a warrant to purchase 500,000 shares of the Company's common stock to AACI in consideration of an option to purchase three post production facilities owned by AACI. In connection therewith, the Company capitalized the fair value of the warrant ($620,000, determined by using the Black-Scholes valuation model). In December 2002, the option was extended by mutual agreement and we deposited $300,000 toward the ultimate purchase price, which was negotiated downward. In the event the Company does not exercise its option by the option termination date (March 10, 2003) or any extension thereof, these amounts will be written off. Although such a write-off would represent a non cash charge to income, we cannot predict the effect of such a charge on the market price of our common stock, if any.

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

DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian owns approximately 25% of the Company's outstanding stock, but does not have an employment contract. Although we have employment agreements with certain of our other key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with the Company. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

CONTROL BY PRINCIPAL SHAREHOLDER; POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 25% of the outstanding common stock as of February 28, 2003. The ex-spouse of R. Luke Stefanko, the Company's former President and Chief Executive Officer, owned approximately 25% of the common stock on that date. Together, they owned approximately 50%. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including
(i) the election of the board of directors, (ii) amendments to the Company's Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the "Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        MARKET RISK. The Company had borrowings of $23,000,000 at December 31, 2002 under a credit agreement. Amounts outstanding under the credit agreement now bear interest at the bank's reference rate plus 1.25%.

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

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders' Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the twelve month period ended December 31, 2002, the Company recorded income of $82,000 ($48,000 net of tax provision), for the derivative fair value change and amortization of the cumulative effect type adjustment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                     PAGE

Reports of Independent Accountants...................................20-21

Financial Statements:

    Consolidated Balance Sheets -
    December 31, 2001 and 2002.......................................22

    Consolidated Statements of Income -
    Fiscal Years Ended December 31, 2000, 2001 and 2002..............23

    Consolidated Statements of Shareholders' Equity -
    Fiscal Years Ended December 31, 2000, 2001 and 2002..............24

    Consolidated Statements of Cash Flows -
    Fiscal Years Ended December 31, 2000, 2001 and 2002..............25

    Notes to Consolidated Financial Statements.......................26-37

Financial Statement Schedule:

    Schedule II - Valuation and Qualifying Accounts..................38

    Consent of Independent Accountants...............................45


Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

                          Independent Auditor's Report


To the Board of Directors and
Shareholders of Point.360



We have audited the accompanying consolidated balance sheet of Point.360 and subsidiaries as of December 31, 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point.360 and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




Singer Lewak Greenbaum & Goldstein LLP (signed)
Los Angeles, California
February 14, 2003

                        Report of Independent Accountants


To the Board of Directors and
Shareholders of Point.360



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Point.360 ("the Company") and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



PricewaterhouseCoopers LLP (signed)
Century City, California
February 25, 2002, except for Notes 2 and 6, as to which the date is October 28, 2002


                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                              ------------
                                                                         2001                 2002
                                                                         ----                 ----
                                     ASSETS
Current assets:
Cash and cash equivalents.........................................   $ 3,758,000         $ 5,372,000
Accounts receivable, net of allowances for doubtful accounts of
   $681,000 and $801,000 respectively ............................    12,119,000          12,218,000
Notes receivable from officers (Note 11) .........................       928,000                   -
Income tax receivable.............................................     1,399,000             398,000
Inventories.......................................................       820,000             903,000
Prepaid expenses and other current assets.........................       554,000             857,000
Deferred income taxes.............................................       884,000           1,383,000
                                                                     -----------         -----------
   Total current assets...........................................    20,462,000          21,131,000

Property and equipment, net (Note 4)..............................    23,232,000          19,965,000
Other assets, net.................................................       833,000             843,000
Goodwill and other intangibles, net (Note 3)......................    26,320,000          27,212,000
Investment in acquisitions........................................             -             929,000
                                                                     -----------         -----------
                                                                     $70,847,000         $70,080,000
                                                                     ===========         ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable..................................................   $ 4,675,000         $ 3,974,000
Accrued expenses..................................................     2,715,000           3,885,000
Borrowings under revolving credit agreement (Note 6)..............    28,999,000           5,000,000
Current portion of capital lease obligations (Note 6).............        79,000              87,000
                                                                     -----------         -----------
   Total current liabilities......................................    36,468,000          12,946,000
                                                                     -----------         -----------
Deferred income taxes.............................................     2,635,000           3,857,000
Notes payable (Note 6)............................................             -          18,000,000
Capital lease obligations, less current portion (Note 6)..........        78,000              65,000
Derivative valuation liability....................................       888,000             701,000

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock - no par value; 5,000,000 shares authorized;
   none outstanding...............................................             -                   -
Common stock - no par value; 50,000,000 shares authorized;
   8,992,806 and 9,014,232 shares issued and outstanding,
   respectively...................................................    17,336,000          17,359,000
Additional paid-in capital     ...................................       439,000           1,272,000
Accumulated other comprehensive income............................      (150,000)            (90,000)
Retained earnings.................................................    13,153,000          15,970,000
                                                                     -----------         -----------
   Total shareholders' equity.....................................    30,778,000          34,511,000
                                                                     -----------         -----------
                                                                     $70,847,000         $70,080,000
                                                                     ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    POINT.360
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                         1999              2000               2001
                                                                         ----              ----               ----
Revenues............................................................ $ 74,841,000      $ 69,628,000       $ 68,419,000
Cost of goods sold..................................................   45,894,000        46,864,000         42,172,000

   Gross profit.....................................................   28,947,000        22,764,000         26,247,000

Selling, general and administrative expense.........................   21,994,000        20,872,000         18,977,000
                                                                     ------------      ------------       ------------
Operating income....................................................    6,953,000         1,892,000          7,270,000
Interest expense (net)..............................................    2,889,000         3,070,000          2,528,000
Derivative fair value change........................................            -           700,000            (82,000)
Income (loss) before income taxes...................................    4,064,000        (1,878,000)         4,824,000
Provision for (benefit from) income taxes...........................    1,814,000          (384,000)         2,007,000
                                                                     ------------      ------------       ------------
Income (loss) before extraordinary item and
   cumulative effect of adopting SAB 101 (Note 2)...................    2,250,000        (1,494,000)         2,817,000
Extraordinary item (net of tax benefit of $168,000) (Note 6)........     (232,000)                -                  -
Cumulative effect of adopting SAB 101 (Note 2)......................     (322,000)                -                  -
                                                                     ------------      ------------       ------------
   Net income (loss)................................................ $  1,696,000      $ (1,494,000)      $  2,817,000
                                                                     ============      ============       ============
Earnings (loss) per share:
Basic:
Income (loss) per share before extraordinary item and adoption of
   SAB 101.......................................................... $       0.24      $      (0.17)      $       0.31
Extraordinary item..................................................        (0.03)                -                  -
Cumulative effect of adopting SAB 101...............................        (0.03)                -                  -
                                                                     ------------      ------------       ------------
Net income (loss)................................................... $       0.18      $      (0.17)      $       0.31

                                                                     ============      ============       ============
Weighted average number of shares...................................    9,216,163         9,060,487          9,013,224
Diluted:
Income (loss) per share before extraordinary item and
   adoption of SAB 101.............................................. $       0.24      $      (0.17)      $       0.30
Extraordinary item..................................................        (0.03)                -                  -
Cumulative effect of adopting SAB 101...............................        (0.03)                -                  -
                                                                     ------------      ------------       ------------
Net income (loss)................................................... $       0.18      $      (0.17)      $       0.30
                                                                     ============      ============       ============
Weighted average number of shares including the dilutive effect of
   stock options (Note 2)...........................................    9,491,424         9,060,487          9,376,707

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    POINT.360
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                                                                                        ACCUMULATED
                                                                                                        OTHER
                                                                ADDITIONAL   DEFERRED                   COMPRE-
                                                                PAID-IN      STOCK-BASED    RETAINED    HENSIVE        SHAREHOLDERS'
                                         SHARES      AMOUNT     CAPITAL      COMPENSATION   EARNINGS    INCOME         EQUITY
                                         ------      ------     ----------   ------------   --------    ------------   ------------
Balance at December 31, 1999............ 9,210,697   $17,935    $       -    $       -      $13,006     $        -     $30,941
Net income..............................         -         -            -            -        1,696                      1,696
Shares repurchased in connection with
  stock repurchase plan.................  (171,400)     (710)           -            -            -              -        (710)
Shares issued and tax benefit
  associated with exercise of
  stock options.........................    47,698       368            -            -            -              -         368
Shares issued in connection with
  company acquisition...................    75,675       350            -            -            -              -         350
Issuance of stock options to
  consultants...........................         -         -          329         (329)           -              -           -
Stock-based compensation................         -         -            -          329            -              -         329
Distribution to shareholder (Note 1)....         -         -            -            -          (55)             -         (55)
                                         ---------   -------    ---------    ---------      -------     ----------     -------
Balance at December 31, 2000............ 9,162,670    17,943          329            -       14,647              -      32,919
Net loss................................         -         -            -            -       (1,494)             -      (1,494)
Shares repurchased in connection with
  stock repurchase plan.................  (116,666)     (300)           -            -            -              -        (300)
Issuance of stock options to
  consultants...........................         -         -          110         (110)           -              -           -
Stock-based compensation................         -         -            -          110            -              -         110
Shares issued in settlement of a
  debt..................................    15,384        10            -            -            -              -          10
Adjustment of shares issued for
  an acquisition........................   (68,582)     (317)           -            -            -              -        (317)
Cumulative effect of adoption of
  FAS 133 net of amortization and tax...         -         -            -            -            -           (150)       (150)
                                         ---------   -------    ---------    ---------      -------     ----------     -------
Balance at December 31, 2001............ 8,992,806    17,336          439            -       13,153           (150)     30,778
Net income..............................         -         -            -            -        2,817              -       2,817
Shares issued in connection with
  exercise of  stock option.............    10,000        20            -            -            -              -          20
Issuance of stock options to
  consultants...........................         -         -          214            -            -              -         214
Issuance of stock purchase warrants.....         -         -          619            -            -              -         619
Shares issued in settlement of a debt...    18,518        20            -            -            -              -          20
Adjustment of shares issued for
  an acquisition........................    (7,092)      (17)           -            -            -              -         (17)
Change in Other Comprehensive
  Income................................         -         -            -            -            -             60          60
                                         ---------   -------    ---------    ---------      -------     ----------     -------
Balance on December 31, 2002...........  9,014,232   $17,359    $   1,272            0      $15,970     $      (90)    $34,511
                                         =========   =======    =========    =========      =======     ==========     =======

Comprehensive (loss) is as follows:
                                                        2001         2002
                                                        ----         ----

(Net loss) net income.............................  $ (1,494)     $  2,817
Cumulative effect of adoption of FAS 133
  net of amortization and tax ($62)...............      (247)            -
Amortization of cumulative effect
  adjustment, net of tax..........................        97            60
                                                    --------      --------
Comprehensive (loss) income.......................  $ (1,644)     $  2,877
                                                    ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    POINT.360
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                           2000               2001               2002
                                                                           ----               ----               ----
Cash flows from operating activities:
Net income (loss)...................................................   $   1,696,000     $  (1,494,000)      $   2,817,000
Adjustments to reconcile net income (loss) to net cash and
   cash equivalents provided by operating activities:
Depreciation and amortization.......................................       5,773,000         7,308,000           5,338,000
Provision for doubtful accounts.....................................       2,195,000           529,000             301,000
Deferred income taxes ..............................................         476,000         1,054,000             723,000
Other noncash items.................................................         329,000           858,000             (41,000)
Cumulative effect of adopting SAB 101...............................         322,000                 -                   -
Extraordinary item..................................................         232,000                 -                   -
Write-off of note receivable........................................               -                 -             148,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable..........................       1,359,000         3,667,000            (400,000)
Decrease (increase) in inventories..................................          91,000           211,000             (83,000)
(Increase) decrease in prepaid expenses and other current assets....        (822,000)        1,229,000            (303,000)
(Increase) decrease in other assets.................................          (5,000)           87,000             (10,000)
Increase (decrease) in accounts payable.............................       1,397,000        (3,889,000)           (559,000)
(Decrease) increase in accrued expenses.............................        (668,000)          (68,000)          1,449,000
(Decrease) increase in income taxes payable (receivable), net.......      (1,412,000)          (37,000)          1,001,000
                                                                       -------------      ------------      --------------
Net cash and cash equivalents provided by operating activities......      10,963,000         9,455,000          10,381,000
                                                                       -------------      ------------      --------------
Cash flows from investing activities:
Capital expenditures................................................      (9,717,000)       (3,082,000)         (1,949,000)
Proceeds from sale of equipment.....................................               -                 -              27,000
Net cash paid for acquisitions......................................      (1,951,000)         (987,000)         (1,563,000)
                                                                       -------------      ------------      --------------
Net cash and cash equivalents used in investing activities..........     (11,668,000)       (4,069,000)         (3,485,000)
                                                                       -------------      ------------      --------------
Cash flows from financing activities:
S Corporation distributions to shareholders.........................         (55,000)                -                   -
Issuance (repayment) of notes receivable............................      (1,001,000)                -             780,000
Repurchase of common stock..........................................        (710,000)         (300,000)                  -
Proceeds from exercise of stock options.............................         256,000                 -              12,000
Change in revolving credit agreement................................      (5,888,000)                -                   -
Deferred financing costs............................................        (239,000)                -                   -
Proceeds from bank note.............................................      32,174,000                 -                   -
Repayment of notes payable..........................................     (25,892,000)       (2,025,000)         (5,999,000)
Repayment of capital lease obligations..............................        (201,000)          (72,000)            (75,000)
Net cash and cash equivalents used in financing activities..........      (1,556,000)       (2,397,000)         (5,282,000)
                                                                       -------------     -------------      --------------
Net increase (decrease) in cash and cash equivalents................      (2,261,000)        2,989,000           1,614,000
Cash and cash equivalents at beginning of year......................       3,030,000           769,000           3,758,000
                                                                       -------------     -------------      --------------
Cash and cash equivalents at end of year............................   $     769,000     $   3,758,000      $    5,372,000
                                                                       =============     =============      ==============

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

        As of April 30, May 31 and June 30, 2001, outstanding amounts under the Company's line of credit with a group of banks exceeded the borrowing base (see
Note 6). On June 11 and July 20, 2001, the Company entered into amendment and forbearance agreements with the banks which required the Company to repay the amount of excess borrowings. In August 2001, the Company did not make required debt payments which created a breach of the amendment and forbearance agreements. As a consequence of the breach, the amount outstanding under the credit facility was reclassified as a current liability as of December 31, 2001. On May 2, 2002, the Company and the banks entered into a restructured loan agreement eliminating all breaches (see Note 6). 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

        Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. The seven major studios represented 40% of accounts receivable at December 31, 2001 and 44% of accounts receivable at December 31, 2002. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

        The seven major studios accounted for 34% of net sales for the years ended December 31, 2001 and 2002, respectively.

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

GOODWILL AND OTHER INTANGIBLES

        Prior to the January 1, 2002 implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill was amortized on a straight-line basis over 5-20 years. Since that date, goodwill has been subject to periodic impairment tests in accordance with SFAS 142. Other intangibles consist primarily of covenants not to compete and are amortized on a straight-line basis over 3-5 years.

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

INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized.

ADVERTISING COSTS

        Advertising costs are not significant to the Company's operations and are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

        The accrual method of accounting is used for the interest rate swap agreement entered into by the Company which converts the interest rate on $15 million of the Company's variable-rate debt to a fixed rate (see Note 6). Under the accrual method, each net payment or receipt due or owed under the derivative is recognized in income in the period to which the payment or receipt relates. Amounts to be paid/received under these agreements are recognized as an adjustment to interest expense. The related amounts payable to counter parties is included in other accrued liabilities. The estimated fair value of the interest rate swap agreement is a net payable of $701,000 at December 31, 2002.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but provides pro forma disclosures of net income and earnings per share using the fair value method defined by FAS
123. Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

EARNINGS PER SHARE

        The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), and related interpretations for reporting Earnings per Share. SFAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

        In  accordance  with  SFAS  128,  basic  earnings  (loss)  per  share is calculated  based on the  weighted  average  number of  shares  of common  stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Stock options for the purchase of 386,245 shares with a weighted average exercise price of $1.40 for the year ended December 31, 2001 were not included in the computation of diluted EPS as they are anti-dilutive as a result of net loss during the year.

        A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                                                         2000          2001          2002
                                                                         ----          ----          ----
Weighted average number of common shares outstanding
  used in computation of basic EPS................................     9,216,163     9,060,487     9,013,224
Dilutive effect of outstanding stock options .....................       275,261             -       363,483
                                                                       ---------     ---------     ---------
Weighted average number of common and potential
  common shares outstanding used in computation of diluted EPS....     9,491,424     9,060,487     9,376,707
                                                                       =========     =========     =========

COMPREHENSIVE INCOME

        In 1998, the Company adopted Statement of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

SUPPLEMENTAL CASH FLOW INFORMATION

         Selected cash payments and noncash activities were as follows:

                                                              2000             2001              2002
                                                              ----             ----              ----
Cash payments for income taxes........................  $  2,447,000     $    121,000      $  1,364,000
Cash payments for interest............................     2,920,000        2,830,000         2,453,000

Noncash investing and financing activities:
Capitalized lease obligations incurred................             -          145,000            69,000
Tax benefits related to stock options.................       112,000                -             7,000
Adjustment of acquisition holdback shares.............             -         (317,000)          (17,000)
Acquisition of equipment in exchange for
  reduction of note receivable from shareholder.......             -           68,000                 -
Accrual for earn-out payments.........................             -          270,000                 -

Detail of acquisitions:
Fair value of assets, net of cash acquired............       147,000                -                 -
Goodwill (1)..........................................     2,515,000        1,257,000         1,563,000
Liabilities (2).......................................      (711,000)               -                 -
                                                        ------------      -----------       -----------
Net cash paid for acquisitions........................  $ 1,951,000       $ 1,257,000       $ 1,563,000
                                                        ===========       ===========       ===========

   (1) Includes additional purchase price payments made to former owners in periods subsequent to various acquisitions of $1,353,000, $965,000 and $1,253,000 in 2000, 2001 and 2002, respectively, and accrual for earn-out payments of $270,000 in 2001.

   (2)  Includes common stock issued to sellers totaling $350,000 in 2000.


RECENT ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other income.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company implemented SFAS No. 142 in the first quarter of fiscal 2002 and re-evaluated as of September 30, 2002, which evaluations required no goodwill impairment.

        The Company ceased amortization of approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 and $1.7 million of amortization on these amounts during the years ended December 31, 2001 and 2000, respectively.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not have asset retirement obligations and, therefore, believes there will be no impact upon adoption of SFAS No. 143.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 has had no impact on the Company.

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

3. ACQUISITIONS

        On November 3, 2000, the Company acquired the assets and assumed certain liabilities of Creative Digital, Inc. ("Creative Digital"). The purchase price of the transaction was approximately $1,309,000. This amount included $500,000 paid in cash, $98,000 in estimated transaction costs and 75,675 shares of Point.360 common stock valued at $350,000. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of net assets of $147,000 and intangible assets of $1,162,000. Creative Digital provides colorization, editing, and other post production services to major motion picture studios and television producers. No earn-out amounts have been paid. In November 2001, 68,582 of the 75,675 shares of Point.360 stock valued at $317,000 were returned to the Company as certain conditions outlined in the acquisition agreement were not met. In April 2002, 7092 shares were returned to the Company as part of a separate agreement.

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

        In August 1997, the Company acquired all of the outstanding capital stock of Multi-Media Services, Inc. ("Multi-Media"). Multi-Media principally provides video duplication, distribution, and content storage to major advertising agencies. Through the acquisition of Multi-Media, the Company acquired facilities in Los Angeles, Chicago and New York. The purchase price paid by the Company for Multi-Media was $6,867,000 (including the immediate repayment of $1,545,000 of indebtedness). In addition, the Company was required to pay, as an earn-out, up to an aggregate of $2,000,000, plus interest from the closing date, in the event that Multi-Media, as a separate operation of the Company, achieved certain financial goals. In July 2002, the Company entered into an arrangement regarding earn-out payments related to the July 1997 acquisition of MultiMedia Services, Inc. The original acquisition agreement would have required payments of approximately $1.5 million during the next two years assuming minimum earnings levels are met, which levels have been achieved in the past. In exchange for a one-time $1.1 million payment made in July 2002, the Company was relieved of all future earn-out obligations under the purchase agreement.

        On January 1, 1997, the Company acquired all of the assets and certain liabilities of Woodholly Productions ("Woodholly"). Woodholly provides full service video duplication, distribution, content storage and ancillary services to major motion picture studios, advertising agencies and independent production companies for both domestic and international use. As consideration, the Company will pay the partners of Woodholly a maximum of $8,000,000, of which $4,000,000 was paid in January 1997. The remaining balance is subject to earn-out provisions that are predicated upon Woodholly attaining certain operating income goals, as set forth in the purchase agreement in each quarter through December 31, 2001. If Woodholly fails to achieve the targeted results in any particular quarter, the related earn-out payment will be deferred until the next quarter in which the quarterly minimum results are achieved as long as such minimum results are achieved before December 31, 2003. As of December 31, 2002, the Company has paid or accrued $3,415,000 in earn-out payments.

        The above acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent purchase price, to the extent earned, will be recorded as an increase to goodwill. As of December 31, 2002, based on prior performance of the applicable acquired entities, there can be no assurance that additional earn-out amounts will be paid. The consolidated financial statements reflect the operations of the acquired companies since their respective acquisition dates.

        Goodwill and other intangibles, net as of December 31, 2001 and 2002, consist of the following:
                                                         ACTUAL
                                                -------------------------
                                                2000                 2001
                                                ----                 ----
Goodwill.................................  $  31,807,000        $  32,762,000
Covenant not to compete..................        983,000              992,000
                                           -------------        -------------
                                           $  32,790,000           33,754,000
Less accumulated amortization............     (6,470,000)          (6,541,000)
                                           -------------        -------------
                                           $  26,320,000        $  27,213,000
                                           =============        =============

        Amortization expense totaled $1,638,000, $2,007,000 and $80,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The Company ceased amortizing goodwill on January 1, 2002 with the adoption of SFAS 142. Amortization of the covenant not to compete will be $35,000 in 2003 at which time the covenant will be fully amortized.

4. PROPERTY AND EQUIPMENT:

        Property and equipment consist of the following:

                                                      DECEMBER 31,
                                                2001                 2002
                                                ----                 ----
Machinery and equipment..................  $  36,769,000        $  38,156,000
Leasehold improvements...................      7,634,000            7,673,000
Computer equipment.......................      3,707,000            4,232,000
Equipment under capital lease............        251,000              291,000
                                           -------------        -------------
                                              48,361,000           50,352,000
Less accumulated depreciation and
  amortization...........................    (25,129,000)         (30,387,000)
                                           -------------        -------------
                                           $  23,232,000        $  19,965,000
                                           =============        =============

        Depreciation expense totaled $4,135,000, $5,301,000 and $5,258,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Accumulated amortization on capital leases amounted to $73,000 and $99,000, as of December 31, 2001 and 2002, respectively.

5. 401(K) PLAN

        The Company has a 401(K) plan which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Company contributions to the plan were $93,000, $102,000 and $99,000 in 2000, 2001 and 2002, respectively.

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

        In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan has a maturity date of December 31, 2004. Pursuant to the agreement, the Company made principal payments of $5.5 million in 2002, and will make additional principal payments of $5.0 million and $18.0 million in 2003 and 2004, respectively. The agreement provides for interest at the banks' reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan is secured by substantially all of the Company's assets. In connection with the restructuring, the Company wrote off $265,000 of deferred financing costs related to the original Agreement in the second quarter of 2002. Certain legal and other costs associated with the new term loan were capitalized and will be amortized over the life of the loan. Furthermore, as of December 31, 2002, $174,000 had been accrued toward a total of $250,000 of additional fees that will be due the banks if the restructured loan has not been paid off by June 30, 2003.

        In October 2002, the company paid the banks $20,000 and made an additional principal payment of $500,000 in connection with a waiver received from the banks to allow the company's former President and Chief Executive Officer to reduce his percentage ownership in the Company to below 14%.

INTEREST RATE SWAP

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.5% rate of interest for three years. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that the interest rate swap contract be recorded at fair value upon adoption of SFAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such quarter. The effect of adopting SFAS 133 was to record an initial cumulative-effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders' equity) $247,000 (net of $62,000 tax benefit), crediting Derivative Valuation Liability by the $309,000 gross cumulative-effect adjustment and charging Deferred Income Taxes $62,000. The following adjustments were recorded to reflect changes during the years ended December 31, 2001 and 2002:

                                                                      INCREASE (DECREASE) INCOME
                                                                      --------------------------
                                                                                                         NET
                                                     DERIVATIVE FAIR   (PROVISION FOR) BENEFIT        DERIVATIVE
                                                      VALUE CHANGE        FROM INCOME TAXES        FAIR VALUE CHANGE
                                                      ------------        -----------------        -----------------
For the year ended December 31, 2001:
------------------------------------
   Amortization of cumulative-effect type
   adjustment                                        $  (121,000)           $    24,000               $   (97,000)

   Difference in the derivative fair value
   between the beginning and end of the year            (579,000)               116,000                  (463,000)
                                                     -----------            -----------               -----------
                                                     $  (700,000)           $   140,000               $  (560,000)
                                                     ===========            ===========               ===========
For the year ended December 31, 2002:
------------------------------------
   Amortization of cumulative-effect type
   adjustment                                        $  (104,000)           $    44,000               $   (60,000)

   Difference in the derivative fair value
   between the beginning and end of the year             186,000                (77,000)                  109,000
                                                     -----------            -----------               -----------
                                                     $    82,000            $   (33,000)              $    49,000
                                                     ===========            ===========               ===========


EQUIPMENT FINANCING AND CAPITAL LEASES

        The Company has financed the purchase of certain equipment through the issuance of notes payable and under capital leasing arrangements. The notes bear interest at rates ranging from 9.3% to 12.9%. Such obligations are payable in monthly installments through May 2005.

        Annual maturities for debt, under both the restructured credit agreement and capital lease obligations as of December 31, 2002, are as follows:

        2003......................................   $   5,087,000
        2004......................................      18,057,000
        2005......................................           8,000
        Thereafter................................               -
                                                     -------------
                                                     $  23,152,000
                                                     =============

7. INCOME TAXES:

        The Company's provision for (benefit from) income taxes for the three years ended December 31, 2002 consists of the following:

                                                                      Year Ended December 31,
                                                     --------------------------------------------------
                                                          2000              2001              2002
                                                          ----              ----              ----
Current tax (benefit) expense:
Federal...........................................   $     683,000     $ (1,229,000)     $  1,280,000
State.............................................         254,000                -           333,000
                                                     -------------     ------------      ------------
Total current.....................................         937,000       (1,229,000)        1,613,000
                                                     -------------     ------------      ------------
Deferred tax expense:
Federal...........................................         416,000          844,000           281,000
State.............................................          60,000            1,000           113,000
                                                     -------------     ------------      ------------
Total deferred....................................         476,000          845,000           394,000
                                                     -------------     ------------      ------------
Total provision for (benefit from)
  for income taxes................................   $   1,413,000     $   (384,000)     $  2,007,000
                                                     =============     ============      ============

        The following is a reconciliation of the components of the provision for (benefit from) income taxes:

                                                          2000              2001              2002
                                                          ----              ----              ----
Provision for (benefit from) income taxes
  per the income statement........................   $   1,814,000     $   (384,000)     $ 2,007,000
Extraordinary item tax benefit....................        (168,000)               -                -
Cumulative effect tax benefit of
  adopting SAB 101................................        (233,000)               -                -
                                                     -------------     ------------      -----------
Provision for (benefit from) income taxes.........   $   1,413,000     $   (384,000)     $ 2,007,000
                                                     =============     ============      ===========


        The composition of the deferred tax assets (liabilities) at December 31, 2001 and December 31, 2002 are listed below:

                                                          2001              2002
                                                          ----              ----
Accrued liabilities...............................   $     474,000     $    670,000
Allowance for doubtful accounts...................         143,000          272,000
Other.............................................         267,000          206,000
                                                     -------------     ------------
Total current deferred tax assets.................         884,000        1,148,000
                                                     -------------     ------------
Property and equipment............................      (2,915,000)      (2,799,000)
Goodwill and other intangibles....................        (236,000)        (624,000)
State net operating loss carry forward............         173,000                -
Other.............................................         343,000          231,000
Total non-current deferred tax liabilities........      (2,635,000)      (3,192,000)
                                                     -------------     ------------
Net deferred tax liability........................   $  (1,751,000)    $ (2,044,000)
                                                     =============     ============

        The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

                                                          2000     2001     2002
                                                          ----     ----     ----

Federal tax computed at statutory rate............         34%     (34)%     34%
State taxes, net of federal benefit and
  net operating loss limitation...................          6%       2%       6%
Non-deductible goodwill...........................          5%       9%       -
Other.............................................          1%       3%       2%
                                                          ----     ----     ----
                                                           46%     (20)%     42%
                                                          ====     ====     ====

8. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

        The Company leases office and production facilities in California, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2002 are as follows:

        2003........................................  $  3,094,000
        2004........................................     2,521,000
        2005........................................     2,063,000
        2006........................................     2,006,000
        2007........................................     2,071,000
        Thereafter..................................     1,888,000
                                                      ------------
                                                      $ 13,643,000

        Total rental expense was approximately $3,206,000, $3,482,000 and $3,106,000 for the three years in the period ended December 31, 2002, respectively.

9. STOCK REPURCHASE PLAN:

        In February 1999, the Company announced that it would commence a stock repurchase program approved by the Board. The Company did not set a target number of shares to be repurchased. Under the stock repurchase program, the Company was to purchase outstanding shares in such amounts and at such times and prices determined at the sole discretion of management.

        The funds for the stock repurchases were provided by the Company's credit facility with a bank which permitted repurchases up to $5,000,000. During the three years ended December 31, 2001, the Company repurchased $4,391,000 of common stock. The Company was then restricted from further repurchases by the amended credit agreement.

10. STOCK OPTION PLANS:

STOCK OPTION PLANS

        In May 1996, the Board of Directors, approved the 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. In July 1999, the Company's shareholders approved an amendment to the 1996 Plan increasing the number of shares reserved for grant to 2,000,000 and providing for automatic increases of 300,000 shares on each August 1 thereafter to a maximum of 4,000,000 shares. As of December 31, 2002, there were 1,798,000 options outstanding under the 1996 Plan and 1,171,000 options were available for grant.

        In December 2000, the Company's Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the "2000 Plan"). As amended, the 2000 Plan provides for the award of options to purchase up to 1,500,000 shares of common stock. Options may be granted under the 2000 Plan solely to attract people who have not previously been employed by the Company as a substantial inducement to join the Company. As of December 31, 2002, there were 1,000,000 options outstanding under the plan and 500,000 options were available for grant.

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

        In accounting for its plans, the Company, in accordance with the provisions of SFAS 123, "Accounting for Stock-Based Compensation," applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans since the exercise price of the options granted equals the fair value of the stock on the date of grant. Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under SFAS 123, the Company's net income and earning per share would have been reduced to the pro forma amounts indicated below:

                                                  2000                 2001                2002
                                                  ----                 ----                ----
Net income (loss):
As reported................................  $   1,696,000        $  (1,494,000)      $   2,817,000
Pro forma..................................        731,000           (3,266,000)          2,301,000
Earnings (loss) per share:
As reported:
Basic......................................           0.18                (0.17)               0.31
Diluted....................................           0.18                (0.17)               0.30
Pro forma:
Basic......................................           0.08                (0.36)               0.26
Diluted....................................           0.08                (0.36)               0.25


        The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 2001 and 2002, respectively: expected volatility of 70%, 88% and 94% and risk-free interest rates of 5.59%, 4.53% and 4.00%. A dividend yield of 0% and expected life of five years was assumed for 2000, 2001 and 2002 grants. The weighted average fair value of options granted at the fair market price on the grant date in 2000, 2001 and 2002 were $2.35, $1.64 and $1.76, respectively. In 2001, the weighted average fair value of options granted at an exercise price in excess of the fair market price on the grant date was $0.48. All other options granted in 2000, 2001 and 2002 were at fair market price.

        Transactions involving stock options are summarized as follows:

                                                NUMBER          WEIGHTED AVERAGE
                                               OF SHARES         EXERCISE PRICE
                                               ---------         --------------
Balance at December 31, 1999................   1,408,321           $  7.50
                                               ---------           -------
Granted during 2000.........................   1,779,100              3.76
Exercised during 2000.......................     (47,698)             5.37
Cancelled during 2000.......................    (242,716)             6.12
                                               ---------           -------
Balance at December 31, 2000................   2,897,007           $  5.43
Granted during 2001.........................   1,176,350              2.06
Cancelled during 2001.......................    (786,729)             3.88
                                               ---------           -------
Balance at December 31, 2001................   3,286,628           $  4.55
Granted during 2002.........................     529,100              1.76
Exercised during 2002.......................     (10,000)             1.20
Cancelled during 2002.......................  (1,007,069)             7.26
                                               ---------           -------
Balance at December 31, 2002................   2,798,569           $  3.06
                                               =========           =======

        The Company granted 212,500 and 30,000 stock options to consultants in 2000 and 2001, respectively, of which 100,000 were vested as of December 31, 2000, 230,000 were vested as of December 31, 2001 and all were vested at December 31, 2002. The fair value of the vested options estimated at the grant date using the Black-Scholes option pricing model following the assumptions mentioned above and expensed during 2000 and 2001 were $329,000 and $110,000, respectively. During fiscal 2000, $151,000 was attributable to services related to the revolving credit agreement, accordingly, such amount was capitalized as a deferred financing cost to be amortized over the five-year life of a new credit agreement (see Note 6), and $178,000 was expensed as a consulting cost. In 2001, the amount expensed as a consulting cost was $110,000.

        Additional information with respect to the outstanding options as of December 31, 2002 is as follows (shares in thousands):

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                         -------------------------------------------------------   ----------------------------
                                                 AVERAGE           WEIGHTED
    OPTION EXERCISE                             REMAINING           AVERAGE         NUMBER OF        AVERAGE
     PRICE RANGE   .      NUMBER OF SHARES   CONTRACTUAL LIFE    EXERCISE PRICE      SHARES      EXERCISE PRICE
---------------------     ----------------   ----------------    ---------------   -----------   --------------
 $  1.01 to 5.38                2,669              5.0              $  2.77          1,440          $  3.20
    7.00 to 10.00                 103              5.0                 6.08            103             7.45
   10.75 to 15.00                  27              6.9                12.87             27            12.87
                               -------                                              -------
                                2,799                                                1,270
                                =====                                                =====

11. RELATED PARTY TRANSACTIONS

        At December 31, 2001, the Company had a loan outstanding to its then President and Chief Executive Officer, R. Luke Stefanko, totaling $766,000, including accrued interest of $64,000. The loan was collateralized by a trust deed and bears interest at a rate of 3%. The loan was due on or before December 31, 2002. On October 2, 2002, Mr. Stefanko resigned as Chief Executive Officer. Haig S. Bagerdjian, the Company's Chairman of the Board, was appointed Chief Executive Officer. Concurrently, Mr. Bagerdjian purchased 1,435,243 shares of the Company's common stock from Mr. Stefanko, assuming the payment obligations for Mr. Stefanko's loan as part of the transaction. The fair value of the options as of the resignation date ($214,000 valued using the Black-Scholes model) was recorded as severance expense during 2002. The loan was paid in full on December 30, 2002.

12. SUPPLEMENTAL DATA (unaudited)

        The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2002 (in thousands except per share data).

                                                                                        2001
                                                           --------------------------------------------------------------
                                                                             Quarter Ended                        Year
                                                           ----------------------------------------------------   Ended
                                                            March 31      June 30      Sept 30       Dec 31       Dec 31
                                                            --------      -------      -------       ------       ------
Revenues.................................................. $  19,108    $  16,446    $  16,905    $  17,169    $  69,628
Gross profit.............................................. $   6,501    $   5,185    $   5,659    $   5,419    $  22,764
Net loss.................................................. $     (62)   $    (654)   $    (720)   $     (58)   $  (1,494)
                                                           =========    =========    =========    =========    =========
Loss per share:
Basic..................................................... $   (0.01)   $   (0.07)   $   (0.08)   $   (0.01)   $   (0.17)
Diluted................................................... $   (0.01)   $   (0.07)   $   (0.08)   $   (0.01)   $   (0.17)
                                                           =========    =========    =========    =========    =========

                                                                                        2002
                                                           --------------------------------------------------------------
                                                                             Quarter Ended                        Year
                                                           ----------------------------------------------------   Ended
                                                            March 31      June 30      Sept 30       Dec 31       Dec 31
                                                            --------      -------      -------       ------       ------
Revenues.................................................. $  16,846    $  16,710    $  16,959    $  17,903    $  68,419
Gross profit.............................................. $   6,252    $   6,076    $   6,778    $   7,140    $  26,247
Net income................................................ $     651    $     449    $     796    $     920    $   2,817
                                                           =========    =========    =========    =========    =========
Income per share:
Basic..................................................... $    0.07    $    0.05    $    0.09    $    0.10    $    0.31
Diluted................................................... $    0.07    $    0.05    $    0.08    $    0.10    $    0.30
                                                           =========    =========    =========    =========    =========

To the Board of Directors
and Shareholders of Point.360


Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule listed in Item 8 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Singer Lewak Greenbaum & Goldstein LLP
Los Angeles, CA
February 14, 2003

---------------------------------------


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

PricewaterhouseCoopers LLP
Century City, California
February 25, 2002 , except for Notes 2 and 6, as to which the date is October 28, 2002


                                    POINT.360
                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS


                                    Balance at     Charged to                                 Balance at
                                    Beginning of   Costs and                 Deductions/      End of
Allowance for Doubtful Accounts     Year           Expenses        Other     Write-Offs       Year
-------------------------------     ------------   ----------      -----     ----------       ----------

Year ended December 31, 2000        $   971,000    $  2,195,000    $  --     $(1,693,000)     $ 1,473,000

Year ended December 31, 2001          1,473,000         529,000       --      (1,321,000)         681,000

Year ended December 31, 2002        $   681,000    $    301,000    $  --     $  (181,000)     $   801,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Information regarding the Company's change in independent accountants was previously reported in its Form 8-K reports dated June 12, 2002 and July 26, 2002.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information called for by Item 10 of Form 10-K is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its annual meeting of shareholders relating to fiscal 2002 (the "Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information called for by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information called for by Item 12 of Form 10-K is set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information called for by Item 13 of Form 10-K is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Documents Filed as Part of this Report:

   (1,2) Financial Statements and Schedules.

   The following financial documents of Point.360 are filed as part of this report under Item 8:

        Consolidated Balance Sheets - December 31, 2001 and 2002

        Consolidated Statements of Income - Fiscal Years Ended December 31, 2000, 2001 and 2002

        Consolidated Statements of Shareholders' Equity - Fiscal Years Ended December 31, 2000, 2001 and 2002

        Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2000, 2001 and 2002

        Notes to Consolidated Financial Statements

   (3)  Exhibit
        Number    Description
        -------   -----------

        3.1       Restated Articles of Incorporation of the Company. (3)

        3.2       By-laws of the Company. (3)

        10.1 Agreement and Plan of Merger, dated as of December 24, 1999, among VDI MultiMedia, VDI MultiMedia, Inc. and VMM Merger Corp. (1)

        10.2 Shareholders Agreement, dated as of December 24, 1999, among VMM Merger Corp., R. Luke Stefanko and Julia Stefanko. (2)

        10.3      1996 Stock Incentive Plan of the Company. (3)

        10.4      2000 Stock Incentive Plan of the Company. (9)

        10.5 Joint Operating Agreement effective as of March 1, 1994, between the Company and Vyvx, Inc. (3)

        10.6      Lease   Agreement   between  the  Company  and  3767  Overland
                  Associates, Ltd. dated April 25, 1996 (West Los Angeles facility). (3)

        10.7 Asset Purchase Agreement, dated as of December 28, 1996 by and among VDI Media, Woodholly Productions, Yvonne Parker, Rodger Parker, Jim Watt and Kim Watt. (3)

        10.8 Asset Purchase Agreement, dated as of June 12, 1998 by and between VDI Media and All Post, Inc. (4)

        10.9 Asset Purchase Agreement, dated as of November 9, 1998 by and among VDI Media, Dubs Incorporated, Vincent Lyons and Barbara Lyons. (5)

        10.10 Second Amended and Restated Credit Agreement dated September 28, 2000 between the Company and Union Bank of California, N.A. (6)

        10.11 Secured Promissory Note dated December 28, 2000 between R. Luke Stefanko and the Company. (7)

        10.12 Asset Purchase Agreement dated November 3, 2000 by and among the Company, Creative Digital, Inc. and Larry Hester. (7)

        10.13 First Amendment to Second Amended and Restated Credit Agreement and Waiver dated March 30, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (7)

        10.14 Second Amendment to Second Amended and Restated Credit Agreement and Forbearance dated June 11, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (8)

        10.15 Third Amendment to Second Amended and Restated Credit Agreement and Forbearance dated July 20, 2001 among the Company, the Lenders party to the Credit Agreement and Union Bank of California, N.A. as administrative agent for such Lenders. (8)

        10.16 Employment Agreement dated June 7, 2001 between the Company and R. Luke Stefanko. (8)

        10.17 Employment Agreement dated June 7, 2001 between the Company and Alan R. Steel. (8)

        10.18 Employment Agreement dated June 7, 2001 between the Company and Neil Nguyen. (8)

        10.19 Third Amendment and Restated Credit Agreement dated May 2, 2002, among the Company, Union Bank of California, N.A., United California Bank, and U.S. Bank National Association.
                  (10)

        10.20 Option Agreement dated July 3, 2002 between the Company and Alliance Atlantis Communications Inc. (11)

        10.21 First Amendment to Credit Agreement dated October 2, 2002, among the Company, Union Bank of California, Bank of the West and U.S. National Bank Association. (13)

        10.22 Resignation and General Release Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (12)

        10.23 Consulting Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (12)

        10.24 Non-competition Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (12)

        10.25 Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc.
                  (14)

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

        (10) Filed with the Commission on May 14, 2002 as an exhibit to Form 10-Q for the period ended March 31, 2002.

        (11)      Filed as an  exhibit to Form 8-K with the  Commission  on July
                  15, 2002.

        (12) Filed as an exhibit to Form 8-K with the Commission on October 7, 2002.

        (13) Filed with the Commission on November 14, 2002 as an exhibit to Form 10-Q for the period ended September 30, 2002.

        (14)      Filed as exhibit to Form 8-K with the Commission on January 8,
                  2003.


   (b)  Reports on 8-K:

        The Company filed a Form 8-K dated June 12, 2002 related to a change in its independent public accountants.

        The Company filed a Form 8-K dated July 3, 2002 related to the acquisition of an option to purchase three entities in consideration for issuance of a warrant to the seller to purchase 500,000 shares of the Company's common stock.

        The Company filed a Form 8-K dated July 26, 2002 related to the appointment of new independent public accountants.

        The Company filed a Form 8-K dated October 2, 2002 related to the resignation of R. Luke Stefanko as President and Chief Executive Officer of the Company and the appointment of Haig S. Bagerdjian to those positions.

        The Company filed a Form 8-K dated November 1, 2002 related to the filing of amended Forms 10-Q for 2001 and 2002 and Form 10-K for 2001.

        The Company filed a Form 8-K dated December 30, 2002 related to an extension of the period in which the Company could exercise an option to purchase three entities.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 7, 2003

                                       POINT.360

                                       By: /s/ Haig S. Bagerdjian
                                           ----------------------
                                           Haig S. Bagerdjian
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Haig S. Bagerdjian
 ------------------------
 Haig S. Bagerdjian           Chairman of the Board of Directors        March 7, 2003
                              President and Chief Executive Officer

/s/ Alan R. Steel
-------------------------
Alan R. Steel                 Executive Vice President,
                              Finance and Administration,
                              Chief Financial Officer                   March 3, 2003
                              (Principal Accounting and
                               Financial Officer)

/s/ Robert A. Baker
-------------------------
Robert A. Baker               Director                                 February 20, 2003

/s/ Greggory J. Hutchins
-------------------------
Greggory J. Hutchins          Director                                 February 20, 2003

/s/ Sam P. Bell
-------------------------
Sam P. Bell                   Director                                 February 20, 2003


                                 CERTIFICATIONS

I, Haig S. Bagerdjian, certify that:

   1.   I have reviewed this annual report on Form 10-K of Point.360;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c)  presented  in  this  annual  report  our   conclusions   about  the
             effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 7, 2003                       /s/ Haig S. Bagerdjian
                                           ----------------------
                                           Haig S. Bagerdjian
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

I, Alan R. Steel, certify that:

   1.   I have reviewed this annual report on Form 10-K of Point.360;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c)  presented  in  this  annual  report  our   conclusions   about  the
             effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 3, 2003                       /s/  Alan R. Steel
                                           ----------------------
                                           Alan R. Steel
                                           Executive Vice President,
                                           Finance and Administration, and
                                           Chief Financial Officer

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in Registration Statement on Forms S-8 (Nos. 333-69174 and 333-69168) of Point.360 and subsidiaries of our report dated February 14, 2003, appearing in this Annual Report on Form 10-K of Point.360 and subsidiaries for the year ended December 31, 2002.



Singer Lewak Greenbaum & Goldstein LLP (signed)
February 27, 2003

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Point.360 ( the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Haig S. Bagerdjian, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Haig S. Bagerdjian
-----------------------
Haig S. Bagerdjian
Chief Executive Officer
March 7, 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Point.360 ( the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Alan R. Steel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Alan R. Steel
-----------------------
Alan R. Steel
Chief Financial Officer
March 3, 2003