Form 10-Q
period 2003-03-31
POINT 360
filed 2003-05-14
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -   Exchange Act of 1934.

For the quarterly period ended March 31, 2003 or

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


Yes    X      No
    -------      -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X
    -------      -------

As of April 20, 2003, there were 9,035,482 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    POINT.360
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                  December 31,            March 31,
                                                                     2002                   2003
                                                                     ----                   ----
Current assets:
Current assets:
Cash and cash equivalents                                          $   5,372,000         $   6,680,000
Accounts receivable, net of allowances for doubtful
  accounts of $801,000 and $862,000, respectively                     12,218,000            11,549,000
Income tax receivable                                                    398,000               631,000
Inventories                                                              903,000               816,000
Prepaid expenses and other current assets                                857,000             1,031,000
Deferred income taxes                                                  1,383,000             1,463,000
                                                                  --------------         -------------
Total current assets                                                  21,131,000            22,170,000

Property and equipment, net                                           19,965,000            19,162,000
Other assets, net                                                        843,000               604,000
Goodwill and other intangibles, net                                   27,212,000            27,200,000
Investment in acquisitions                                               929,000             1,206,000
                                                                  --------------         -------------
Total assets                                                      $   70,080,000         $  70,342,000
                                                                  ==============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                  $    3,974,000         $   4,329,000
Accrued expenses                                                       3,885,000             4,055,000
Current portion of notes payable                                       5,000,000             5,250,000
Current portion of capital lease obligations                              87,000                88,000
                                                                  --------------         -------------
Total current liabilities                                             12,946,000            13,722,000
                                                                  --------------         -------------

Deferred income taxes                                                  3,857,000             4,091,000
Notes payable, less current portion                                   18,000,000            16,499,000
Capital lease obligations, less current portion                           65,000                45,000
Derivative valuation liability                                           701,000               531,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized;
   none outstanding                                                            -                     -
Common stock - no par value; 50,000,000 authorized; 9,014,232
   and 9,035,482 shares issued and outstanding, respectively          17,359,000            17,385,000
Additional paid-in capital                                             1,272,000             1,182,000
Accumulated other comprehensive income                                   (90,000)              (75,000)
Retained earnings                                                     15,970,000            16,962,000
                                                                  --------------         -------------
Total shareholders' equity                                            34,511,000            35,454,000
                                                                  --------------         -------------
Total liabilities and shareholders' equity                        $   70,080,000         $  70,342,000
                                                                  ==============         =============

          See accompanying notes to consolidated financial statements.

                                   POINT.360
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                        2002                  2003
                                                                        ----                  ----
Revenues                                                           $  16,846,000        $  17,293,000
Cost of goods sold                                                   (10,594,000)         (10,854,000)
                                                                   -------------       --------------
Gross profit                                                           6,252,000            6,439,000
Selling, general and administrative expense                           (4,607,000)          (4,382,000)
                                                                   -------------       --------------
Operating income                                                       1,645,000            2,057,000
Interest expense, net                                                   (678,000)            (521,000)
Derivative fair value change                                             176,000              145,000
                                                                   -------------       --------------
Income before income taxes                                             1,143,000            1,681,000
Provision for income taxes                                              (492,000)            (689,000)
                                                                   -------------       --------------
Net income                                                         $     651,000       $      992,000
                                                                   =============       ==============
Other comprehensive income:
Derivative fair value change                                       $     (15,000)      $      (15,000)
                                                                   -------------       --------------
Comprehensive income                                               $     636,000       $      977,000
                                                                   =============       ===============
Earnings per share:
Basic
Net income                                                         $        0.07       $         0.11
Weighted average number of shares                                      9,011,324            9,023,440
                                                                   =============       ==============
Diluted
Net income                                                         $        0.07       $         0.11
Weighted average number of shares including
  the dilutive effect of stock options                                 9,069,172            9,289,476
                                                                   =============       ==============

          See accompanying notes to consolidated financial statements.

                                    POINT.360
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                        2002                  2003
                                                                        ----                  ----
Cash flows from operating activities:
Net income (loss)                                                  $     651,000        $    992,000
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                          1,507,000           1,286,000
Provision for doubtful accounts                                          169,000              92,000
Deferred income taxes                                                    235,000             154,000
Other non cash item                                                     (187,000)            (41,000)
Write-off of note receivable                                             148,000                   -
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                              (711,000)            577,000
(Increase) decrease in inventories                                       (13,000)             87,000
(Increase) in prepaid expenses and other current assets                 (177,000)           (174,000)
Decrease (increase) in other assets                                       29,000             (95,000)
(Decrease) increase in accounts payable                               (1,010,000)            355,000
Increase in accrued expenses                                             775,000             390,000
Increase (decrease) in income taxes                                      267,000            (233,000)
                                                                   -------------        ------------
Net cash provided by operating activities                              1,683,000           3,390,000
                                                                   -------------        ------------
Cash used in investing activities:
Capital expenditures                                                    (287,000)           (466,000)
Proceeds from sale of equipment                                           27,000                   -
Net cash paid for acquisitions                                            (5,000)           (282,000)
                                                                   -------------        ------------
Net cash used in investing activities                                   (265,000)           (748,000)
                                                                   -------------        ------------
Cash flows used in financing activities:
Repurchase of common stock                                                     -                   -
Exercise of stock options                                                      -              26,000
Repayment of notes payable                                                     -          (1,251,000)
Repayment of capital lease obligations                                   (15,000)            (19,000)
Contract settlement                                                            -             (90,000)
                                                                   -------------        ------------
Net cash used in financing activities                                    (15,000)         (1,334,000)
                                                                   -------------        ------------
Net increase in cash                                                   1,403,000           1,308,000
Cash and cash equivalents at beginning of period                       3,758,000           5,372,000
                                                                   -------------        ------------
Cash and cash equivalents at end of period                             5,161,000           6,680,000
                                                                   =============        ============
Supplemental disclosure of cash flow information -
Cash paid for:
Interest                                                                 663,000             512,000
                                                                   =============        ============
Income tax                                                         $           -        $    917,000
                                                                   =============        ============

          See accompanying notes to consolidated financial statements.

                                    POINT.360

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

NOTE 1 - THE COMPANY

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

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2002.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (SFAS No. 133). The standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other income.

        In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, "BUSINESS COMBINATIONS" and "GOODWILL AND OTHER INTANGIBLE ASSETS," respectively. SFAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceases, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company implemented SFAS No. 142 in the first quarter of fiscal 2002 which required no goodwill impairment. The Company also tested goodwill as of September 30, 2002 with no impairment indicated.

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

NOTE 4 - ISSUANCE OF WARRANT AND POSSIBLE ACQUISITION

        In July 2002, the Company acquired an option to purchase three subsidiaries (the "Subsidiaries") of Alliance Atlantis Communications Inc. ("Alliance") engaged in businesses directly related to those of the Company. In consideration for the option, the Company issued to Alliance a warrant to acquire 500,000 shares of the Company's common stock at $2.00 per share. The warrant expires five years from the closing date of the transaction, or July 3, 2005 if the Company does not purchase the Subsidiaries. In connection therewith, the Company capitalized the fair value of the warrant ($619,000 determined by using the Black-Scholes valuation model) and the deposit as other assets on the balance sheet.

        In December 2002, the option was extended to March 10, 2003. In connection with the extension, the Company made a $300,000 deposit toward the purchase price of the Subsidiaries, which deposit is nonrefundable except in very limited circumstances. The deposit was capitalized as an other asset. Additionally, the Company capitalized approximately $411,000 of due diligence and other expenses associated with the proposed acquisition and related financing during the quarter ended March 31, 2003.

        The Company did not exercise its option to purchase the Subsidiaries by the March 10, 2003 termination date. Alliance has agreed to continue negotiations with the Company to complete the transaction. If the Company does not purchase the Subsidiaries, the capitalized values or costs of the warrant, deposit and financing will be written off.

        In order to complete the acquisition, the Company must refinance its existing bank debt and raise additional funds to pay the cash portion of the purchase price. A provision in the Company's current term loan agreement prohibits acquisitions unless approved by the banks, which permission has been denied.

        In connection with the possible acquisition and financing, the Company will incur additional legal, accounting and other costs subsequent to March 31, 2003. If the acquisition and/or financing transactions are not consummated, such costs will be expensed. If the acquisition and financing is completed, these amounts will be capitalized as costs of the acquisition or deferred financing costs, respectively.

NOTE 5 - DERIVATIVE AND HEDGING ACTIVITIES

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.5% rate of interest for three years. FAS 133 requires that the swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the swap contract at the beginning and end of such quarter. The following adjustments were recorded to reflect changes during the quarters ended March 31, 2002 and 2003:

                                                                 Increase (Decrease) Income
                                               ---------------------------------------------------------------------
                                               Derivative Fair      (Provision for) Benefit          Net Derivative
                                                Value Change           from Income Taxes           Fair Value Change
                                                ------------           -----------------           -----------------
For the quarter ended March 31, 2002:
------------------------------------
Amortization of cumulative-effect type
adjustment                                     $   (26,000)            $    11,000                 $  ( 15,000)

Difference in the derivative fair value
between the beginning and end of the year           202,000                (87,000)                    115,000
                                               ------------            -----------                 -----------
                                               $    176,000            $   (76,000)                $   100,000
                                               ============            ===========                 ===========

For the quarter ended March 31, 2003:
------------------------------------
Amortization of cumulative-effect type
adjustment                                     $   (26,000)            $    11,000                 $   (15,000)

Difference in the derivative fair value
between the beginning and end of the period        171,000                 (70,000)                    101,000
                                               -----------             -----------                 -----------
                                               $   145,000             $   (59,000)                $    86,000
                                               ===========             ===========                 ===========

NOTE 6 - SETTLEMENT AGREEMENT

        In the quarter ended March 31, 2003, the Company entered into a Final Settlement agreement with its former Chief Executive Officer. The agreement resulted in a $90,000 reduction of the amount previously credited to Additional Paid-in Capital in connection with the October 2002 resignation of the Chief Executive Officer.

                                    POINT.360

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002.

        REVENUES. Revenues increased by $0.5 million to $17.3 million for the three-month period ended March 31, 2003, compared to $16.8 million for the three-month period ended March 31, 2002.

        GROSS PROFIT. Gross profit increased $0.2 million or 3% to $6.4 million for the three-month period ended March 31, 2003, compared to $6.2 million for the three-month period ended March 31, 2002. As a percent of revenues, gross profit was 37%.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense decreased $0.2 million, or 5% to $4.4 million for the three-month period ended March 31, 2003, compared to $4.6 million for the three-month period ended March 31, 2002. As a percentage of revenues, SG&A decreased to 25% for the three-month period ended March 31, 2003, compared to 27% for the three-month period ended March 31, 2002.

        OPERATING INCOME. Operating income increased $0.5 million to $2.1 million for the three-month period ended March 31, 2003, compared to a $1.6 million for the three-month period ended March 31, 2002.

        INTEREST EXPENSE. Interest expense for the three-month period ended March 31, 2003 was $0.5 million, a decrease of $0.1 million from the three-month period ended March 31, 2002 because of lower debt levels due to principal payments made during the last twelve months.

        DERIVATIVE FAIR VALUE CHANGE. The Company adopted SFAS 133 on January 1, 2001. During the quarters ended March 31, 2003 and 2002, the Company recorded the difference between the derivative fair value of the Company's interest rate hedge contract at the beginning and end of the periods, or $171,000 ($101,000 net of tax provision) and $202,000 ($115,000 net of tax provision) in 2003 and 2002, respectively, and amortization of the cumulative-effect adjustment.

        INCOME TAXES. The Company's effective tax rate was 41% for the first quarter of 2003 and 43% for the first quarter of 2002. The decrease in effective tax rate is the result of the Company's periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        NET INCOME. The net income for the three-month period ended March 31, 2003 was $1.0 million, an increase of $0.4 million compared to net income of $0.6 million for the three-month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 2002.

        On March 31, 2003, the Company's cash and cash equivalents aggregated $6.7 million. The Company's operating activities provided cash of $3.4 million for the three months ended March 31, 2003.

        The Company's investing activities used cash of $0.7 million in the three months ended March 31, 2003. The Company spent approximately $0.5 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company's capital expenditures were $0.3 million. The Company's business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment. We estimate that capital expenditures will be $3.5 to $4.5 million in 2003.

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

        The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing. For example, the Company is currently negotiating to acquire three subsidiaries of Alliance Atlantis Communications Inc. ("Alliance"). If we acquire the entities, we will have to finance a large portion of the purchase price and refinance our existing $22 million term loan. The cost of new financing is expected to be higher than our existing term loan. Future earnings and cash flow may be negatively impacted to the extent the acquired entities do not generate sufficient earnings and cash flow to offset the increased costs.

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

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $47.6 million as of March 31, 2003.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of March 31, 2003 was $2.6 million. The Company did not record a valuation allowance against its deferred tax assets as of March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted SFAS No. 133. The standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other income.

        In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, "BUSINESS COMBINATIONS" and "GOODWILL AND OTHER INTANGIBLE ASSETS," respectively. SFAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceases, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company implemented SFAS No. 142 in the first quarter of fiscal 2002 which required no goodwill impairment. The Company also tested goodwill as of September 30, 2002 with no impairment indicated.

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

RECENT HISTORY OF LOSSES. The Company has reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the five fiscal quarters ended March 31, 2003, there can be no assurance as to future profitability on a quarterly or annual basis.

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

In July 2002, the Company issued a warrant to purchase 500,000 shares of the Company's common stock to Alliance Atlantis Communications, Inc. ("Alliance") in consideration of an option to purchase three post-production facilities (the "Subsidiaries") owned by Alliance. In connection therewith, the Company capitalized the fair value of the warrant ($619,000, determined by using the Black-Scholes valuation model). In December 2002, the option was extended by mutual agreement and we deposited $300,000 toward the ultimate purchase price, which was negotiated downward. Additionally, the Company capitalized $278,000 of due diligence costs associated with the proposed acquisition and $141,000 of costs associated with a new financing arrangement. The Company did not exercise its option to purchase the Subsidiaries by the March 10, 2003 termination date. Alliance has agreed to continue negotiations with the Company to complete the transaction. In the event the Company does not exercise its option to purchase the Alliance subsidiaries, or does not complete the financing, these amounts will be written off. Although such a write-off would represent a non cash charge to income, we cannot predict the effect of such a charge on the market price of our common stock, if any.

If we acquire the entities, we will have to finance a large portion of the anticipated purchase price and refinance our existing $22 million term loan. The cost of new financing is expected to be higher than our existing term loan. Future earnings and cash flow may be negatively impacted to the extent the acquired entities do not generate sufficient earnings and cash flow to offset the increased costs.

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

DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 25% of the Company's outstanding stock, but does not have an employment contract. Although we have employment agreements with certain of our other key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with the Company. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

CONTROL BY PRINCIPAL SHAREHOLDER; POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 25% of the outstanding common stock as of March 31, 2003. The ex-spouse of R. Luke Stefanko, the Company's former President and Chief Executive Officer, owned approximately 25% of the common stock on that date. Together, they owned approximately 50%. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including
(i) the election of the board of directors, (ii) amendments to the Company's Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the "Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        MARKET RISK. The Company had borrowings of $22,000,000 at March 31, 2003 under a credit agreement. Amounts outstanding under the credit agreement now bear interest at the bank's reference rate plus 1.25%.

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

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders' Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the twelve month period ended December 31, 2002, the Company recorded income of $82,000 ($48,000 net of tax provision), for the derivative fair value change and amortization of the cumulative effect type adjustment. During the quarter ended March 31, 2003, the Company recorded income of $171,000 ($101,000 net of tax provision), for the derivative fair value change and amortization of the cumulative effect-type adjustment.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

  10.1 Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc. (1)

  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Notes:

        (1) Filed as an exhibit to Form 8-K with the Commission on January 8, 2003.

  (b)   Reports On Form 8-K

        The Company filed a Form 8-K dated January 8, 2003 related to an extension of the period in which the Company could exercise an option to purchase three entities.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POINT.360

DATE:  May 14, 2003                 BY:  /s/ Alan Steel
                                         -----------------------------
                                         Alan Steel
                                         Executive Vice President,
                                         Finance and Administration
                                         (duly authorized officer and
                                          principal financial officer)

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


Date: May 14, 2003                    /s/  Haig S. Bagerdjian
                                      -----------------------------------
                                      Haig S. Bagerdjian
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer

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


Date: May 14, 2003                     /s/  Alan R. Steel
                                       ----------------------------------
                                       Alan R. Steel
                                       Executive Vice President
                                       Finance and Administration and
                                       Chief Financial Officer

                                                                   Exhibit 99.1




                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Haig S. Bagerdjian, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Haig S. Bagerdjian
---------------------------
Haig  S. Bagerdjian
Chief Executive Officer
May 14, 2003

                                                                   Exhibit 99.2




                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Point.360 ( the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Alan R. Steel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

   (1)  The Report fully complies with the  requirements of Section 13 (a) or 15
        (d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Alan R. Steel
---------------------------
Alan R. Steel
Chief Financial Officer
May 14, 2003