Form 10-Q
period 2003-06-30
POINT 360
filed 2003-08-13
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________to_________

Commission file number 0-21917

                                       Point.360
(Exact Name of Registrant as Specified in Its Charter)

California	95-4272619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7083 Hollywood Boulevard, Suite 200, Hollywood, CA (Address of Principal Executive Offices)	90028 (Zip Code)

                                       (323) 957-7990
 (Registrant’s Telephone Number, Including Area Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 10, 2003, there were 9,035,482 shares of the registrant’s common stock outstanding. Name Votes For Votes Withheld

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,372,000	$7,974,000
Accounts receivable, net of allowances for doubtful
accounts of $801,000 and $809,000, respectively	12,218,000	9,531,000
Income tax receivable	398,000	554,000
Inventories	903,000	836,000
Prepaid expenses and other current assets	857,000	590,000
Deferred income taxes	1,383,000	1,463,000

Total current assets	21,131,000	20,948,000

Property and equipment, net	19,965,000	18,087,000
Other assets, net	843,000	890,000
Goodwill and other intangibles, net	27,212,000	27,186,000
Investment in acquisitions	929,000	--

Total assets	$70,080,000	$67,111,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,974,000	$3,855,000
Accrued expenses	3,885,000	4,006,000
Current portion of notes payable	5,000,000	5,500,000
Current portion of capital lease obligations	87,000	86,000

Total current liabilities	12,946,000	13,447,000

Deferred income taxes	3,857,000	4,170,000
Notes payable, less current portion	18,000,000	13,968,000
Capital lease obligations, less current portion	65,000	29,000
Derivative valuation liability	701,000	338,000

Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding	--	--
Common stock - no par value; 50,000,000 authorized; 9,014,232
and 9,035,482 shares issued and outstanding, respectively	17,359,000	17,333,000
Additional paid-in capital	1,272,000	653,000
Accumulated other comprehensive income	(90,000)	(60,000)
Retained earnings	15,970,000	17,233,000

Total shareholders' equity	34,511,000	35,159,000

Total liabilities and shareholders' equity	$70,080,000	$67,111,000

        See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues	$16,710,000	$15,773,000	$33,557,000	$33,066,000
Cost of goods sold	(10,634,000)	(9,908,000)	(21,229,000)	(20,762,000)

Gross profit	6,076,000	5,865,000	12,328,000	12,304,000
Selling, general and administrative expense	(4,488,000)	(3,995,000)	(9,095,000)	(8,377,000)
Write-off of deferred acquisition and
financing costs	--	(1,002,000)	--	(1,002,000)

Operating income	1,588,000	868,000	3,233,000	2,925,000
Interest expense, net	(642,000)	(575,000)	(1,319,000)	(1,096,000)
Derivative fair value change	(158,000)	166,000	18,000	311,000

Income (loss) before income taxes	788,000	459,000	1,932,000	2,140,000
(Provision for) benefit from income taxes	(354,000)	(188,000)	(847,000)	(877,000)

Net income (loss)	$434,000	$271,000	$1,085,000	$1,263,000

Other comprehensive income:
Derivative fair value change	$(15,000)	$(15,000)	$(30,000)	$(30,000)

Comprehensive income (loss)	$419,000	$256,000	$1,055,000	$1,233,000

Earnings (loss) per share:
Basic:
Net income (loss)	$0.05	$0.03	$0.12	$0.14
Weighted average number of shares	9,013,065	9,060,551	9,012,199	9,042,215

Diluted:
Net income (loss)	$0.05	$0.03	$0.12	$0.14
Weighted average number of shares including
the dilutive effect of stock options	9,325,662	9,408,030	9,244,311	9,336,976

        See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$1,085,000	$1,263,000
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	2,699,000	2,594,000
Provision for doubtful accounts	336,000	122,000
Deferred income taxes	67,000	233,000
Other non cash item	(32,000)	(264,000)
Write-off of note receivable	148,000	--
Write-off of acquisition costs	--	1,002,000

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	95,000	2,565,000
(Increase) decrease in inventories	(49,000)	67,000
(Increase) decrease in prepaid expenses and
other current assets	(224,000)	267,000
Decrease (increase) in other assets	15,000	(685,000)
(Decrease) increase in accounts payable	(1,631,000)	(119,000)
Increase in accrued expenses	1,094,000	66,000
Increase (decrease) in income taxes	696,000	(156,000)

Net cash provided by operating activities	4,299,000	6,955,000

Cash used in investing activities:
Capital expenditures	(746,000)	(750,000)
Proceeds from sale of equipment	27,000	--
Net cash paid for acquisitions	(10,000)	8,000

Net cash used in investing activities	(729,000)	(758,000)

Cash flows used in financing activities:
Exercise of stock options	12,000	64,000
Repayment of notes payable	(2,650,000)	(3,532,000)
Repayment of capital lease obligations	(35,000)	(37,000)
Contract settlement	--	(90,000)

Net cash used in financing activities	(2,673,000)	(3,595,000)

Net increase in cash	897,000	2,602,000
Cash and cash equivalents at beginning of period	3,758,000	5,372,000

Cash and cash equivalents at end of period	$4,655,000	$7,974,000

Supplemental disclosure of cash flow information -
Cash paid for:
Interest	$1,149,000	$512,000

Income tax	$148,000	$1,533,000

        See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

NOTE 1 — THE COMPANY

        Point.360 (“Point.360” or the “Company”) provides video and film asset management services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, archive and distribute its clients’ video content, including television programming, spot advertising and movie trailers. The Company provides worldwide electronic distribution, using fiber optics and satellites. The Company delivers commercials, movie trailers, electronic press kits, infomercials and syndicated programming, by both physical and electronic means, to thousands of broadcast outlets worldwide. The Company operates in one reportable segment.

        The Company seeks to capitalize on growth in demand for the services related to the distribution of entertainment content, without assuming the production or ownership risk of any specific television program, feature film or other form of content. The primary users of the Company’s services are entertainment studios and advertising agencies that generally choose to outsource such services due to the sporadic demand of any single customer for such services and the fixed costs of maintaining a high-volume physical plant.

        Since January 1, 1997, the Company has successfully completed eight acquisitions of companies providing similar services. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, the Company believes it is one of the largest and most diversified providers of technical and distribution services to the entertainment and advertising industries, and is therefore able to offer its customers a single source for such services at prices that reflect the Company’s scale economies.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2002.

NOTE 2 — ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other income.

        In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceases, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company implemented SFAS No. 142 in the first quarter of fiscal 2002 which required no goodwill impairment. The Company also tested goodwill as of September 30, 2002 with no impairment indicated.

        We ceased amortization of approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001.

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not have asset retirement obligations and, therefore, believes there will be no impact upon adoption of SFAS No. 143.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 has had no impact on the Company.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB No. 30 will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded.  SFAS No. 44 has been rescinded as it is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions.  This statement also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No.146 to have a material impact, if any, on its financial position or results of operations.

        In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  SFAS No. 148 will not have any impact on the Company’s financial statements as management does not have any intention to change to the fair value method.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company’s statements of earnings, financial position, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not affect the Company at this time.

NOTE 3 — LONG TERM DEBT AND NOTES PAYABLE

        In November 1998, the Company borrowed $29,000,000 on a term loan with a bank. The term loan was repaid in 2000 with the proceeds of a new borrowing arrangement with a group of banks.

        In September 2000, the Company entered into a credit agreement (“Agreement”) with a group of banks providing a revolving credit facility of up to $45,000,000. The purpose of the facility was to repay previously outstanding amounts under a prior agreement with a bank, fund working capital and capital expenditures and for general corporate purposes including up to $5,000,000 of stock repurchases under the Company’s repurchase program. Loans made under the Agreement are collateralized by substantially all of the Company’s assets. The borrowing base under the Agreement was limited to 90% of eligible accounts receivable, 50% of inventory and 100% of operating machinery and equipment. The Agreement provided that the aggregate commitment will decline by $5,000,000 on each December 31 beginning in 2002 until expiration of the entire commitment on December 31, 2005.

        The Agreement also contained covenants requiring certain levels of annual earnings before interest, taxes, depreciation and amortization (EBITDA) and net worth, and limited the amount of capital expenditures. By December 31, 2000, the Company had borrowed $31,024,000 under the Agreement and was not in compliance with certain financial covenants due to adjustments recorded to prior years’ and 2000 results. The bank waived compliance with the covenants and amended the Agreement in April 2001. In connection with the amendment, the Company paid the banks a restructuring fee of $225,000 which was expensed in the second quarter of 2001.

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

        In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan has a maturity date of December 31, 2004. Pursuant to the agreement, the Company made a $2 million principal payment and will make additional principal payments of $3.5 million, $5.0 million and $18.5 million in 2002, 2003 and 2004, respectively. The agreement provides for interest at the banks’ reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan is secured by substantially all of the Company’s assets. In connection with the restructuring, the Company wrote off $265,000 of deferred financing costs related to the original Agreement in the second quarter of 2002. Certain legal and other costs associated with the new term loan , including $50,000 of a $300,000 restructuring fee paid in May 2002, were capitalized to be amortized over the remaining life of the loan. The Company did not capitalize the $250,000 that would be due and payable on June 30, 2003 if the term loan was not paid-off by that date on the belief that the term loan would be refinanced.

        In October 2002, the company paid the banks $20,000 and made an additional principal payment of $500,000 in connection with a waiver received from the banks to allow the company’s former President and Chief Executive Officer to reduce his percentage ownership in the Company to below 14%.

        As of March 31, 2003, the Company believed that the acquisition described in Note 4 below would be completed, as well as a complete refinancing of the term loan. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company expensed the then-remaining deferred costs associated with the term loan, $114,000. In June 2003, acquisition and refinancing discussions were terminated, the $114,000 write-off was reversed and the $250,000 fee was paid June 30, 2003. The Company simultaneously resumed amortization of the deferred costs based on the December 31, 2004 due date of the term loan. As a result of the first quarter write-off and the second quarter reversal, income for the first quarter of calendar 2003 was reduced $114,000 ($66,000 net of tax) and income for the second quarter was increased $114,000 ($66,000 net of tax).

        In June 2003, the Company made an additional term loan principal payment of $1,000,000 after considering its positive cash position, future cash requirements and the desire to reduce interest costs.

NOTE 4 — ISSUANCE OF WARRANT, POSSIBLE ACQUISITION AND WRITE-OFF OF DEFERRED COSTS AND RELATED LEGAL ACTIONS

        In July 2002, the Company acquired an option to purchase three subsidiaries (the “Subsidiaries”) of Alliance Atlantis Communications Inc. (“Alliance”) engaged in businesses directly related to those of the Company. In consideration for the option, the Company issued to Alliance a warrant to acquire 500,000 shares of the Company’s common stock at $2.00 per share. The warrant was to expire five years from the closing date of the transaction, or July 3, 2005 if the Company did not purchase the Subsidiaries. In connection therewith, the Company capitalized the fair value of the warrant ($619,000 determined by using the Black-Scholes valuation model) as an other asset on the balance sheet.

        In December 2002, the option was extended to March 10, 2003. In connection with the extension, the Company made a $300,000 deposit toward the purchase price of the Subsidiaries, which deposit was nonrefundable except in very limited circumstances. The deposit was capitalized as an other asset. Additionally, the Company capitalized approximately $400,000 of due diligence and other expenses associated with the proposed acquisition during the six months ended June 30, 2003.

        The Company did not exercise its option to purchase the Subsidiaries by the March 10, 2003 termination date; however, Alliance agreed to continue negotiations with the Company to complete the transaction.

        In connection with the possible acquisition of the Subsidiaries, the Company entered discussions with several possible lenders to provide financing for the purchase of the Subsidiaries and to pay off the Company’s existing term loan with a group of banks. A provision in the Company’s current term loan agreement prohibited acquisitions unless approved by the banks, which permission had been denied.

        In June 2003, discussions with Alliance and the new lenders were terminated. As a result, the Company wrote off the above mentioned deposit, due diligence costs and approximately $400,000 of legal and other costs associated with the proposed new financing. The $619,000 value of the warrant was reversed against Additional Paid-in Capital because, in management’s opinion, Alliance had breached certain provisions of the option agreement resulting in a termination event according to the provisions of the warrant. In July 2003, Alliance filed a complaint seeking a judicial determination that Alliance has full right of legal ownership to the warrant as well as the $300,000 deposit. In management’s opinion, it is too early to determine the outcome of the claims. If the Company is not successful in this defense, the warrant value will have to be expensed.

        On July 18, 2003, Alliance filed a complaint against the Company in the Superior Court of Justice, Ontario, Canada. The complaint alleges that the Company breached a non-disclosure agreement between Alliance and the Company by issuing a press release with respect to termination of negotiations to purchase the Subsidiaries without obtaining the required prior written consent of Alliance. Alliance maintains that the press release impaired its ability to extract value from the Subsidiaries and negatively affected its ability to sell the Subsidiaries to a third party. The complaint seeks breach of contract and punitive damages of approximately $4.3 million, expenses and a permanent order enjoining further such statements by the Company. The Company believes the complaint is without merit and will not have a material effect on the Company’s financial position.

NOTE 5 — DERIVATIVE AND HEDGING ACTIVITIES

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.5% rate of interest for three years. FAS 133 requires that the swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the swap contract at the beginning and end of such quarter. The following adjustments were recorded to reflect changes during the three- and six-month periods ended June 30, 2002 and 2003:

	Increase (Decrease) Income
	Derivative Fair Value Change	(Provision for) Benefit from Income Taxes	Net Derivative Fair Value Change
For the three months ended June 30, 2002:
Amortization of cumulative-effect type
adjustment	$(26,000)	$11,000	$(15,000)
Difference in the derivative fair value
between the beginning and end of the quarter	(132,000)	57,000	(75,000)

	$(158,000)	$68,000	$(90,000)

For the six months ended June 30, 2002:
Amortization of cumulative-effect type
adjustment	$(52,000)	$22,000	$(30,000)
Difference in the derivative fair value
between the beginning and end of the period	$70,000	$(30,000)	$40,000

	$18,000	$(8,000)	$10,000

For the three months ended June 30, 2003:
Amortization of cumulative-effect type
adjustment	$(26,000)	$11,000	$(15,000)
Difference in the derivative fair value
between the beginning and end of the year	192,000	(79,000)	113,000

	$166,000	$(68,000)	$98,000

For the six months ended June 30, 2003:
Amortization of cumulative-effect type
adjustment	$(52,000)	$21,000	$(31,000)
Difference in the derivative fair value
between the beginning and end of the period	363,000	(149,000)	214,000

	$311,000	$(128,000)	$183,000

NOTE 6 — SETTLEMENT AGREEMENT

        In the six-month period ended June 30, 2003, the Company entered into a Final Settlement Agreement with its former Chief Executive Officer. The agreement resulted in a $90,000 reduction of the amount previously credited to Additional Paid-in Capital in connection with the October 2002 resignation of the Chief Executive Officer.

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002.

        Revenues.  Revenues decreased by $0.9 million to $15.8 million for the three-month period ended June 30, 2003, compared to $16.7 million for the three-month period ended June 30, 2002.

        Gross Profit. In the second quarter of 2003, gross margin increased by 1% of  sales. Gross margin on sales was 37% in the 2003 second quarter compared to 36% in the prior year’s second quarter.

        Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”) expense decreased $0.5 million, or 11% to $4.0 million for the three-month period ended June 30, 2003, compared to $4.5 million for the three-month period ended June 30, 2002. As a percentage of revenues, SG&A decreased to 25% for the three-month period ended June 30, 2003, compared to 27% for the three-month period ended June 30, 2002.

        In June 2003, the Company wrote off approximately $1.0 million of previously deferred expenses related to a proposed acquisition and financing package. Amounts expensed related to $300,000 paid to extend the option to purchase three subsidiaries of Canadian entity, approximately $400,000 of legal, accounting and other due diligence costs related to the proposed acquisition, and approximately $300,000 of legal and other costs associated with the proposed financing.

        Operating Income.Operating income decreased $0.7 million to $0.9 million for the three-month period ended June 30, 2003, compared to a $1.6 million for the three-month period ended June 30, 2002 due to the $1.0 million special charge.

        Interest Expense. Interest expense for the three-month period ended June 30, 2003 was $0.5 million, a decrease of $0.1 million from the three-month period ended June 30, 2003 because of lower debt levels due to principal payments made during the last twelve months.

        Derivative Fair Value Change. The Company adopted SFAS 133 on January 1, 2001.

        During the quarters ended June 30, 2003 and 2002, the Company recorded the difference between the derivative fair value of the Company’s interest rate hedge contract at the beginning and end of the periods, or $192,000 income ($113,000 net of tax provision) and $132,000 expense ($75,000 net of tax provision) in 2003 and 2002, respectively, and amortization of the cumulative-effect adjustment.

        Income Taxes. The Company's effective tax rate was 41% for the second quarter of 2003 and 43% for the second quarter of 2002. The decrease in effective tax rate is the result of the Company’s periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        Net Income. The net income for the three-month period ended June 30, 2003 was $0.3 million, a decrease of $0.1 million compared to net income of $0.4 million for the three-month period ended June 30, 2002. The special charge caused a $0.6 million drop in the 2003 period, after tax benefit.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002.

        Revenues. Revenues decreased by $0.5 million to $33.1 million for the six-month period ended June 30, 2003, compared to $33.6 million for the six-month period ended June 30, 2002.

        Gross Profit. Gross profit for the six-month period ended June 30, 2003 was 37% of sales the same as the 2002 period. For both the 2003 and 2002 periods, the Company achieved $12.3 million of gross profit.

        Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”) expense decreased $0.7 million, or 8%, to $8.4 million for the six-month period ended June 30, 2003, compared to $9.1 million for the six -month period ended June 30, 2002. As a percentage of revenues, SG&A decreased to 25% for the six -month period ended June 30, 2003, compared to 27% for the six -month period ended June 30, 2002.

        In June 2003, the Company wrote off approximately $1.0 million of previously deferred expenses related to a proposed acquisition and financing package. Amounts expensed related to $300,000 paid to extend the option to purchase three subsidiaries of Canadian entity, approximately $400,000 of legal, accounting and other due diligence costs related to the proposed acquisition, and approximately $300,000 of legal and other costs associated with the proposed financing.

        Operating Income.Operating income decreased $0.3 million to $2.9 million for the six-month period ended June 30, 2003, compared to a $3.2 million for the six-month period ended June 30, 2002 due to the $1.0 million special charge.

        Interest Expense. Interest expense for the six-month period ended June 30, 2003 was $1.2 million, a decrease of $0.1 million from the six-month period ended June 30, 2002 because of lower debt levels due to principal payments made during the last twelve months.

        Derivative Fair Value Change. The Company adopted SFAS 133 on January 1, 2001. During the six-month periods ended June 30, 2003 and 2002, the Company recorded the difference between the derivative fair value of the Company’s interest rate hedge contract at the beginning and end of the periods, or $363,000 ($214,000 net of tax provision) and $70,000 ($40,000 net of tax provision) in 2003 and 2002, respectively, and amortization of the cumulative-effect adjustment.

        Income Taxes. The Company's effective tax rate was 41% for the first six months of 2003 and 43% for the first six months of 2002. The decrease in effective tax rate is the result of the Company’s periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        Net Income. The net income for the six-month period ended June 30, 2003 was $1.3 million, an increase of $0.2 million compared to net income of $1.1 million for the six-month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company’s Form 10-K for the year ended December 31, 2002.

        On June 30, 2003, the Company’s cash and cash equivalents aggregated $8.0 million. The Company’s operating activities provided cash of $7.0 million for the six months ended June 30, 2003.

        The Company’s investing activities used cash of $0.8 million in the six months ended June 30, 2003. The Company spent approximately $0.8 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company’s capital expenditures were $0.5 million. The Company’s business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment.

        In September 2000, the Company signed a $45 million revolving credit facility agented by Union Bank of California. The amount of the commitment was reduced to $30 million in July 2001. The facility provided the Company with funding for capital expenditures, working capital needs and support for its acquisition strategies.

        Due to lower sales levels in the second and third quarters of Fiscal 2001, the borrowing base (eligible accounts receivable, inventory and machinery and equipment) securing the Company’s bank line of credit was less than the amount borrowed under the line. Consequently, the Company was in breach of certain covenants. On June 11 and on July 20, 2001, the Company entered into amendment and forbearance agreements with the banks and agreed to repay the overdraft amount in weekly increments. In August 2001, the Company failed to meet the repayment schedule and again entered discussions with the banks.

        In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan has a maturity date of December 31, 2004. Pursuant to the agreement, the Company made $5.5 million in scheduled principal payments in 2002 and will make additional principal payments of $5.0 million and $18.0 million in 2003 and 2004, respectively. The agreement provides for interest at the banks’ reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan is secured by substantially all of the Company’s assets. In May and June of 2002 and 2003, the Company paid $50,000 and $250,000, respectively, as a restructuring fee with respect to the new term loan.

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

        In October 2002, the Company paid the banks $20,000 and made an additional principal payment of $500,000 in connection with a waiver received from the banks to allow the company’s former President and Chief Executive Officer to reduce his percentage ownership in the Company to below the 14% required in the restructured loan agreement.

        In June 2003, the Company made an additional principal payment of $1,000,000 after considering its positive cash position, future cash requirements and to desire to reduce interest costs.

        As a consequence of the adjustments recorded with respect to terminated acquisition and financing negotiations, the Company may, in the future, be required to make additional principal payments on its existing term loan. A financial covenant in the term loan agreement provides that the ratio of funded debt to trailing twelve-month (“TTM”) earnings before interest, taxes, depreciation and amortization (“EBITDA”) cannot exceed a specified percentage. Such principal payments, if made, will reduce the funded debt, thereby reducing the ratio of funded debt to TTM EBITDA. The amount of such payments, if any, cannot be determined at this time.

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

        The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing term loan. Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

        Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgements. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We have made critical estimates in the following areas:

        Allowance for doubtful accounts. We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: i) customer specific allowances; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

        Valuation of long-lived and intangible assets. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Long-lived assets, including goodwill and intangibles are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. The cash flow projections are based on historical experience, management’s view of growth rates within the industry and the anticipated future economic environment.

        Factors we consider important which could trigger an impairment review include the following:

  significant underperformance relative to expected historical or projected future operating results;
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
  significant negative industry or economic trends;
  significant decline in our stock price for a sustained period; and
  our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $47.6 million as of June 30, 2003.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of June 30, 2003 was $2.6 million. The Company did not record a valuation allowance against its deferred tax assets as of June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted SFAS No. 133. The standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in other income.

        In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceases, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company implemented SFAS No. 142 in the first quarter of fiscal 2002 which required no goodwill impairment. The Company also tested goodwill as of September 30, 2002 with no impairment indicated.

        We ceased amortization of approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001.

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not have asset retirement obligations and, therefore, believes there will be no impact upon adoption of SFAS No. 143.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 has had no impact on the Company.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB No. 30 will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded.  SFAS No. 44 has been rescinded as it is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions.  This statement also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No.146 to have a material impact, if any, on its financial position or results of operations.

        In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  SFAS No. 148 will not have any impact on the Company’s financial statements as management does not have any intention to change to the fair value method.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company’s statements of earnings, financial position, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not affect the Company at this time.

CAUTIONARY STATEMENTS AND RISK FACTORS

        In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

        The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

  Recent history of losses
  Prior breach of credit agreement covenants and new principal payment requirements.
  Our highly competitive marketplace.
  The risks associated with dependence upon significant customers.
  Our ability to execute our expansion strategy.

  The uncertain ability to manage growth.
  Our dependence upon and our ability to adapt to technological developments.
  Dependence on key personnel.
  Our ability to maintain and improve service quality.
  Fluctuation in quarterly operating results and seasonality in certain of our markets.
  Possible significant influence over corporate affairs by significant shareholders.

These risk factors are discussed further below.

Recent History of Losses. The Company has reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the six fiscal quarters ended June 30, 2003, there can be no assurance as to future profitability on a quarterly or annual basis.

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

In May 2002, we entered into an agreement with the banks to restructure the credit facility to a term loan maturing on December 31, 2004. As part of this restructuring, the banks waived all existing defaults and the Company made principal payments of $5.5 million in 2002, and will make principal payments of $5.0 million and $18.5 million in 2003, and 2004, respectively. Based upon the Company’s financial forecast, the Company will have to refinance the facility by 2004 to satisfy the final payment requirement.

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

Customer and Industry Concentration. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 34% of the Company’s revenues during the year ended December 31, 2002. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

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

Acquisitions may involve a number of special risks including: adverse effects on our reported operating results (including the amortization of acquired intangible assets), diversion of management’s attention and unanticipated problems or legal liabilities. In addition, we may require additional funding to finance future acquisitions. We cannot be sure that we will be able to secure acquisition financing on acceptable terms or at all. We may also use working capital or equity, or raise financing through equity offerings or the incurrence of debt, in connection with the funding of any acquisition. Some or all of these risks could negatively affect our financial condition, results of operations and prospects or could result in dilution to the Company’s shareholders. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates could increase substantially. We may not be able to effect any such transactions. Additionally, if we are able to complete such transactions they may prove to be unprofitable.

The geographic expansion of the Company’s customers may result in increased demand for services in certain regions where it currently does not have post production, duplication and distribution facilities. To meet this demand, we may subcontract. However, we have not entered into any formal negotiations or definitive agreements for this purpose. Furthermore, we cannot assure you that we will be able to effect such transactions or that any such transactions will prove to be profitable.

In July 2002, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock to Alliance Atlantis Communications, Inc. (“Alliance”) in consideration of an option to purchase three post-production facilities (the “Subsidiaries”) owned by Alliance. In connection therewith, the Company capitalized the fair value of the warrant ($619,000, determined by using the Black-Scholes valuation model). In December 2002, the option was extended by mutual agreement and we deposited $300,000 toward the ultimate purchase price, which was negotiated downward. Additionally, the Company capitalized approximately $400,000 of due diligence costs associated with the proposed acquisition and approximately $400,000 of costs associated with a new financing arrangement.

In June 2003, discussions with Alliance and the new lenders were terminated. As a result, the Company wrote off the above mentioned deposit, due diligence costs and approximately $400,000 of legal and other costs associated with the proposed new financing. The $619,000 value of the warrant was charged to Additional Paid-in Capital because, in management’s opinion, Alliance had breached certain provisions of the option agreement resulting in a termination event according to the provisions of the warrant. In July 2003, Alliance filed a complaint seeking a judicial determination that Alliance has full right of legal ownership to the warrant as well as the $300,000 deposit. The Company intends to vigorously defend its position. If the Company is not successful in this defense, the warrant value will have to be expensed. Although such a write-off and possible expense of the warrant represent non-cash charges to income, we cannot predict the effect of the charge on the future market price of our common stock, if any.

On July 18, 2003, Alliance filed a complaint against the Company in the Superior Court of Justice, Ontario, Canada. The complaint alleges that the Company breached a non-disclosure agreement between Alliance and the Company by issuing a press release with respect to termination of negotiations to purchase the Subsidiaries without obtaining the required prior written consent of Alliance. Alliance maintains that the press release impaired its ability to extract value from the Subsidiaries and negatively affected its ability to sell the Subsidiaries to a third party. The complaint seeks breach of contract and punitive damages of approximately $4.3 million, expenses and a permanent order enjoining further such statements by the Company. Although the Company believes the complaint is without merit and will not have a material effect on the Company’s financial position, there is a possibility of monetary damages against the Company.

If we acquire any entities, we may have to finance a large portion of the anticipated purchase price and refinance our existing $19.5 million term loan. The cost of any new financing may be higher than our existing term loan. Future earnings and cash flow may be negatively impacted if any acquired entity does not generate sufficient earnings and cash flow to offset the increased costs.

Management of Growth. During the three years ended December 31, 1999, we experienced rapid growth that resulted in new and increased responsibilities for management personnel and placed and continues to place increased demands on our management, operational and financial systems and resources. To accommodate this growth, compete effectively and manage future growth, we will be required to continue to implement and improve our operational, financial and management information systems, and to expand, train, motivate and manage our work force. We cannot be sure that the Company’s personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to do so could have a material adverse effect on our financial condition, results of operations and prospects.

Dependence on Technological Developments. Although we intend to utilize the most efficient and cost-effective technologies available for telecine, high definition formatting, editing, coloration and delivery of video content, including digital satellite transmission, as they develop, we cannot be sure that we will be able to adapt to such standards in a timely fashion or at all. We believe our future growth will depend in part, on our ability to add to these services and to add customers in a timely and cost-effective manner. We cannot be sure we will be successful in offering such services to existing customers or in obtaining new customers for these services, including the Company’s significant investment in high definition technology in 2000 and 2001. We intend to rely on third party vendors for the development of these technologies and there is no assurance that such vendors will be able to develop such technologies in a manner that meets the needs of the Company and its customers. Any material interruption in the supply of such services could materially and adversely affect the Company’s financial condition, results of operations and prospects.

Dependence on Key Personnel. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 25% of the Company’s outstanding stock, but does not have an employment contract. Although we have employment agreements with certain of our other key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with the Company. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

Fluctuating Results, Seasonality. Our operating results have varied in the past, and may vary in the future, depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, general economic factors and other factors. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. For example, our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others. In addition, as our business from advertising agencies tends to be seasonal, our operating results may be subject to increased seasonality as the percentage of business from advertising agencies increases. In any period our revenues are subject to variation based on changes in the volume and mix of services performed during the period. It is possible that in some future quarter the Company’s operating results will be below the expectations of equity research analysts and investors. In such event, the price of the Company’s Common Stock would likely be materially adversely affected. Fluctuations in sales due to seasonality may become more pronounced if the growth rate of the Company’s sales slows.

Control by Principal Shareholder; Potential Issuance of Preferred Stock; Anti-Takeover Provisions. The Company’s Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 25% of the outstanding common stock as of June 30, 2003. The ex-spouse of R. Luke Stefanko, the Company’s former President and Chief Executive Officer, owned approximately 20% of the common stock on that date. Together, they owned approximately 45%. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company’s Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the “Preferred Stock”) and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company’s shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company’s Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk. The Company had borrowings of $19,468,000 at June 30, 2003 under a credit agreement. Amounts outstanding under the credit agreement now bear interest at the bank’s reference rate plus 1.25%.

        The Company’s market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate (“LIBOR”). In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a 6.50% rate of interest for the three years.

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as “FAS 133”), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the twelve month period ended December 31, 2002, the Company recorded income of $82,000 ($49,000 net of tax provision), for the derivative fair value change and amortization of the cumulative effect type adjustment. During the three- and six-month periods ended June 30, 2003, the Company recorded income of $166,000 ($98,000 net of tax provision), and $311,000 ($183,000 net of tax provision), respectively, for the derivative fair value change and amortization of the cumulative effect-type adjustment.

ITEM 4. CONTROLS AND PROCEDURES

        Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On July 7, 2003, Alliance filed a complaint against the Company in the United States District Court, Central District of California. The complaint seeks a declaration of the court that Alliance has full right of legal ownership of (i) the warrant issued by the Company in July 2003 in consideration of an option to purchase the Subsidiaries and (ii) the $300,000 paid to Alliance in December 2002 to extend the option. The complaint alleges that the Company made false and misleading statements in its press release announcing the termination of negotiations with Alliance, asking for undetermined damages. The Company believes that both claims are without merit and that Alliance breached certain provisions of the option agreement resulting in a “termination event” according to the provisions of the warrant.

        On July 18, 2003, Alliance filed a complaint against the Company in the Superior Court of Justice, Ontario, Canada. The complaint alleges that the Company breached a non-disclosure agreement between Alliance and the Company by issuing a press release with respect to termination of negotiations to purchase the Subsidiaries without obtaining the required prior written consent of Alliance. Alliance maintains that the press release impaired its ability to extract value from the Subsidiaries and negatively affected its ability to sell the Subsidiaries to a third party. The complaint seeks breach of contract and punitive damages of approximately $4.3 million, expenses and a permanent order enjoining further such statements by the Company. The Company believes the complaint is without merit and will not have a material effect on the Company’s financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company’s Annual Meeting of Shareholders was held on May 21, 2003. At the meeting, shareholders voted on: (i) the election of directors to hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified, and (ii) approval of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003.

1.     Election of Directors

        The following individuals were elected as directors at the Annual Meeting of Shareholders:

Name	Votes For	Votes Withheld

Haig S. Bagerdjian	8,183,636	326,134
Robert A. Baker	8,183,636	326,134
Greggory J. Hutchins	8,183,636	326,134
Sam P. Bell	8,183,636	326,134

2.

The appointment by the Board of Directors of the Company of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 was ratified with 8,229,662 votes for the proposal, 277,320 votes against the proposal, 2,788 votes abstaining and 0 broker nonvotes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc.(1)

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C.ss.7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C.ss.7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

    (1) Filed as an exhibit to Form 8-K with the SEC on January 8, 2003.

(b)	Reports On Form 8-K

The Company filed a Form 8-K dated May 13, 2003 related to its earnings release for the quarter ended March 31, 2003.

The Company filed a Form 8-K dated June 30, 2003 related to the termination of negotiations to acquire three entities and a new financing package.

The Company filed a Form 8-K dated August 8, 2003 related to its earnings release for the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: August 13, 2003	BY: /s/ Alan R. Steel Alan R. Steel Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)