Form 10-Q
period 2003-09-30
POINT 360
filed 2003-11-13
CIK 1014733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003 or

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

Yes ☐ No ☒

As of October 10, 2003, there were 9,086,807 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2002	September 30, 2003
Current assets:
Cash and cash equivalents	$5,372,000	$7,468,000
Accounts receivable, net of allowances for doubtful
accounts of $801,000 and $855,000, respectively	12,218,000	10,235,000
Income tax receivable	398,000	--
Inventories	903,000	846,000
Prepaid expenses and other current assets	857,000	860,000
Deferred income taxes	1,383,000	1,463,000

Total current assets	21,131,000	20,872,000
Property and equipment, net	19,965,000	16,866,000
Other assets, net	843,000	819,000
Goodwill and other intangibles, net	27,212,000	27,186,000
Investment in acquisitions	929,000	--

Total assets	$70,080,000	$65,743,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,974,000	$3,820,000
Accrued expenses	3,885,000	3,856,000
Current portion of notes payable	5,000,000	5,750,000
Current portion of capital lease obligations	87,000	83,000

Total current liabilities	12,946,000	13,509,000

Deferred income taxes	3,857,000	4,337,000
Notes payable, less current portion	18,000,000	11,468,000
Capital lease obligations, less current portion	14,000	65,000
Derivative valuation liability	701,000	131,000
Shareholders' equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding	--	--
Common stock - no par value; 50,000,000 authorized; 9,014,232
and 9,086,807 shares issued and outstanding, respectively	17,359,000	17,403,000
Additional paid-in capital	1,272,000	618,000
Accumulated other comprehensive income	(90,000)	(44,000)
Retained earnings	15,970,000	18,307,000

Total shareholders' equity	34,511,000	36,284,000

Total liabilities and shareholders' equity	$70,080,000	$65,743,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues	$16,959,000	$16,709,000	$50,516,000	$49,775,000
Cost of goods sold	(10,181,000)	(9,716,000)	(31,410,000)	(30,479,000)

Gross profit	6,778,000	6,993,000	19,106,000	19,296,000
Selling, general and administrative expense	(4,706,000)	(4,786,000)	(13,800,000)	(13,163,000)
Write-off of deferred acquisition and
financing costs	--	--	--	(1,002,000)

Operating income	2,072,000	2,207,000	5,306,000	5,131,000
Interest expense, net	(623,000)	(533,000)	(1,943,000)	(1,628,000)
Derivative fair value change	(53,000)	181,000	(35,000)	492,000

Income (loss) before income taxes	1,396,000	1,855,000	3,328,000	3,995,000
(Provision for) benefit from income taxes	(600,000)	(780,000)	(1,431,000)	(1,658,000)

Net income (loss)	$796,000	$1,075,000	$1,897,000	$2,337,000

Other comprehensive income:
Derivative fair value change	$(15,000)	$(15,000)	$(45,000)	$(46,000)

Comprehensive income (loss)	$781,000	$1,060,000	$1,852,000	$2,291,000

Earnings (loss) per share:
Basic:
Net income (loss)	$0.09	$0.12	$0.21	$0.26
Weighted average number of shares	9,014,232	9,073,361	9,012,884	9,052,634
Diluted:
Net income (loss)	$0.09	$0.11	$0.20	$0.25

Weighted average number of shares including
the dilutive effect of stock options	9,114,849	9,491,394	9,255,780	9,426,201

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$1,897,000	$2,337,000
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	4,010,000	4,046,000
Provision for doubtful accounts	258,000	170,000
Deferred income taxes	529,000	400,000
Other non cash item	118,000	(451,000)
Write-off of note receivable	148,000	--
Write-off of acquisition costs	--	1,002,000
Changes in assets and liabilities:
Decrease in accounts receivable	863,000	1,813,000
(Increase) decrease in inventories	(67,000)	57,000
(Increase) in prepaid expenses and
other current assets	(520,000)	(15,000)
Decrease (increase) in other assets	71,000	(614,000)
(Decrease) in accounts payable	(1,797,000)	(154,000)
Increase (decrease) in accrued expenses	1,809,000	(74,000)
Increase in income taxes	1,006,000	398,000

Net cash provided by operating activities	8,325,000	8,905,000

Cash used in investing activities:
Capital expenditures	(935,000)	(983,000)
Proceeds from sale of equipment	27,000	--
Net cash paid for acquisitions	(1,249,000)	(8,000)

Net cash used in investing activities	(2,157,000)	(991,000)

Cash flows used in financing activities:
Exercise of stock options	12,000	99,000
Repayment of notes payable	(3,499,000)	(5,782,000)
Repayment of capital lease obligations	(58,000)	(55,000)
Contract settlement	--	(90,000)
Net cash used in financing activities	(3,545,000)	(5,828,000)
Net increase in cash	2,623,000	2,096,000

Cash and cash equivalents at beginning of period	3,758,000	5,372,000

Cash and cash equivalents at end of period	$6,381,000	$7,468,000

Supplemental disclosure of cash flow information -
Cash paid for:
Interest	$1,845,000	$1,491,000

Income tax	$921,000	$1,727,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2002.

NOTE 2 — ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company also tested goodwill as of September 30, 2003 with no impairment indicated.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  Other than supplemental footnote disclosures, SFAS No. 148 will not have any impact on the Company’s financial statements as management does not have any intention to change to the fair value method.

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

NOTE 3 — LONG TERM DEBT AND NOTES PAYABLE

        In September 2000, the Company entered into a credit agreement (“Agreement”) with a group of banks providing a revolving credit facility of up to $45,000,000. Loans made under the Agreement were collateralized by substantially all of the Company’s assets. The borrowing base under the Agreement was limited to 90% of eligible accounts receivable, 50% of inventory and 100% of operating machinery and equipment.

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

        In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan has a maturity date of December 31, 2004. Pursuant to the agreement, the Company made a $2 million principal payment and made, or will make, additional principal payments of $3.5 million, $5.0 million and $18.5 million in 2002, 2003 and 2004, respectively. The agreement provides for interest at the banks’ reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan is secured by substantially all of the Company’s assets. In connection with the restructuring, the Company wrote off $265,000 of deferred financing costs related to the original Agreement in the second quarter of 2002. Certain legal and other costs associated with the new term loan , including $50,000 of a $300,000 restructuring fee paid in May 2002, were capitalized to be amortized over the remaining life of the loan. The Company did not capitalize the $250,000 that would be due and payable on June 30, 2003 if the term loan was not paid-off by that date on the belief that the term loan would be refinanced.

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

        In June and September 2003, the Company made an additional term loan principal payments of $1,000,000 each after considering its positive cash position, future cash requirements and the desire to reduce interest costs.

NOTE 4 - ISSUANCE OF WARRANT, POSSIBLE ACQUISITION AND WRITE-OFF OF DEFERRED COSTS AND RELATED LEGAL ACTIONS

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

        In June 2003, discussions with Alliance and the new lenders were terminated. As a result, the Company wrote off the above mentioned deposit, due diligence costs and approximately $400,000 of legal and other costs associated with the proposed new financing. The $619,000 value of the warrant was reversed against Additional Paid-in Capital because, in management’s opinion, Alliance had breached certain provisions of the option agreement resulting in a termination event according to the provisions of the warrant. In July 2003, Alliance filed a complaint in the United States District Court, Central District of California, seeking a judicial determination that Alliance has full right of legal ownership to the warrant as well as the $300,000 deposit. In management’s opinion, it is too early to determine the outcome of the claims. If the Company is not successful in this defense, the warrant value will have to be expensed.

        On July 18, 2003, Alliance filed a complaint against the Company in the Superior Court of Justice, Ontario, Canada. The complaint alleges that the Company breached a non-disclosure agreement between Alliance and the Company by issuing a press release with respect to termination of negotiations to purchase the Subsidiaries without obtaining the required prior written consent of Alliance. Alliance maintains that the press release impaired its ability to extract value from the Subsidiaries and negatively affected its ability to sell the Subsidiaries to a third party. The complaint seeks breach of contract and punitive damages of approximately $4.4 million, expenses and a permanent order enjoining further such statements by the Company. In management’s opinion, it is too early to determine the outcome of the claims.

        On August 11, 2003, the Company filed a counterclaim in the United States District Court, Central District of California against Alliance for, among other things, misrepresentation and breach of contract seeking cancellation of the warrant and general damages of at least $1.2 million. The outcome of the counterclaim cannot be estimated at this time.

NOTE 5 — DERIVATIVE AND HEDGING ACTIVITIES

        In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.5% rate of interest for three years. FAS 133 requires that the swap contract be recorded at fair value upon adoption of FAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the swap contract at the beginning and end of such quarter. The following adjustments were recorded to reflect changes during the three- and nine-month periods ended September 30, 2002 and 2003:

	Increase (Decrease) Income
	Derivative Fair Value Change	(Provision for) Benefit from Income Taxes	Net Derivative Fair Value Change
For the three months ended September 30, 2002:
Amortization of cumulative-effect type adjustment	$(26,000)	$11,000	$(15,000)

Difference in the derivative fair value between
the beginning and end of the quarter	(27,000)	12,000	(15,000)

	$(53,000)	$23,000	$(30,000)

For the nine months ended September 30, 2002:
Amortization of cumulative-effect type adjustment	$(78,000)	$34,000	$(44,000)

Difference in the derivative fair value between
the beginning and end of the period	43,000	(18,000)	25,000

	$(35,000)	$16,000	$(19,000)

For the three months ended September 30, 2003:
Amortization of cumulative-effect type adjustment	$(26,000)	$11,000	$(15,000)

Difference in the derivative fair value between
the beginning and end of the year	207,000	(86,000)	121,000

	$181,000	$(75,000)	$106,000

For the nine months ended September 30, 2003:
Amortization of cumulative-effect type adjustment	$(78,000)	$32,000	$(46,000)

Difference in the derivative fair value between
the beginning and end of the period	570,000	(234,000)	336,000

	$492,000	$(202,000)	$290,000

The interest rate swap contract will expire in November 2003. By the end of the contract period (in the quarter ending December 31, 2003), the remaining $132,000 ($79,000 after estimated tax expense) fair value of the swap contract, net of the remaining amortization of the cumulative-effect type adjustment, will be recorded as income.

NOTE 6 — STOCK-BASED COMPENSATION

        The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148 and are as follows for the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts).

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net income (loss):
As reported	$1,075,000	$796,000	$2,337,000	$1,897,000
Pro forma	$972,000	$656,000	$2,075,000	$1,477,000

Basic earnings per share of common stock:
As reported	$0.12	$0.09	$0.26	$0.21
Pro forma	$0.11	$0.07	$0.23	$0.16

Diluted earnings per share of common stock:
As reported	$0.11	$0.09	$0.25	$0.20
Pro forma	$0.10	$0.07	$0.22	$0.16

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002

Risk-free interest rate	1.04%	2.87%	1.05%	4.04%
Expected term (years)	5.0	5.0	5.0	5.0
Volatility	76%	114%	76%	114%
Expected annual dividends	None	None	None	None

NOTE 7 — SETTLEMENT AGREEMENT

        In the nine-month period ended September 30, 2003, the Company entered into a Final Settlement Agreement with its former Chief Executive Officer. The agreement resulted in a $90,000 reduction of the amount previously credited to Additional Paid-in Capital in connection with the October 2002 resignation of the Chief Executive Officer.

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002.

        Revenues. Revenues decreased by $0.3 million to $16.7 million for the three-month period ended September 30, 2003, compared to $17.0 million for the three-month period ended September 30, 2002.

        Gross Profit. In the third quarter of 2003, gross margin increased by 2% of sales. Gross margin on sales was 42% in the 2003 third quarter compared to 40% in the prior year’s third quarter due principally to lower wages and benefits.

        Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”)     expense increased $0.1 million, or 2% to $4.8 million for the three-month period ended September 30, 2003, compared to $4.7 million for the three-month period ended September 30, 2002. As a percentage of revenues, SG&A increased to 29% for the three-month period ended September 30, 2003, compared to 28% for the three-month period ended September 30, 2002.

        Operating Income.Operating income increased $0.1 million to $2.2 million for the three-month period ended September 30, 2003, compared to a $2.1 million for the three-month period ended September 30, 2002.

        Interest Expense. Interest expense for the three-month period ended September 30, 2003 was $0.5 million, a decrease of $0.1 million from the three-month period ended September 30, 2002 because of lower debt levels due to principal payments made during the last twelve months.

        Derivative Fair Value Change. The Company adopted SFAS 133 on January 1, 2001. During the quarters ended September 30, 2003 and 2002, the Company recorded the difference between the derivative fair value of the Company’s interest rate hedge contract at the beginning and end of the periods, or $181,000 income ($106,000 net of tax provision) and $53,000 expense ($30,000 net of tax benefit) in 2003 and 2002, respectively, and amortization of the cumulative-effect adjustment.

        Income Taxes. The Company's effective tax rate was 42% for the third quarter of 2003 and 43% for the third quarter of 2002. The decrease in effective tax rate is the result of the Company’s periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        Net Income. The net income for the three-month period ended September 30, 2003 was $1.1 million, an increase of $0.3 million compared to net income of $0.8 million for the three-month period ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002.

        Revenues. Revenues decreased by $0.7 million to $49.8 million for the nine-month period ended September 30, 2003, compared to $50.5 million for the nine-month period ended September 30, 2002.

        Gross Profit. Gross profit increased $0.2 million or 1% to $19.3 for the nine-month period ended September 30, 2003, compared to $19.1 million for the nine-month period ended September 30, 2002 due principally to lower wages and benefits. As a percent of revenues, gross profit increased from 38% to 39%.

        Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”) expense decreased $0.6 million, or 5%, to $13.2 million for the nine-month period ended September 30, 2003, compared to $13.8 million for the nine-month period ended September 30, 2002. As a percentage of revenues, SG&A decreased to 26% for the nine-month period ended September 30, 2003, compared to 27% for the nine-month period ended September 30, 2002.

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

        Operating Income.Operating income increased $0.8 million to $6.1 million for the nine-month period ended September 30, 2003, compared to a $5.3 million for the nine-month period ended September 30, 2002.

        Interest Expense. Interest expense for the nine-month period ended September 30, 2003 was $1.6 million, a decrease of $0.3 million from the nine-month period ended September 30, 2002 because of lower debt levels due to principal payments made during the last twelve months.

         Derivative Fair Value Change. The Company adopted SFAS 133 on January 1, 2001. During the nine-month periods ended September 30, 2003 and 2002, the Company recorded the difference between the derivative fair value of the Company’s interest rate hedge contract at the beginning and end of the periods, or $492,000 income ($290,000 net of tax provision) and $35,000 expense ($19,000 net of tax benefit) in 2003 and 2002, respectively, and amortization of the cumulative-effect adjustment.

        Income Taxes. The Company's effective tax rate was 41.5% for the first nine months of 2003 and 43% for the first nine months of 2002. The decrease in effective tax rate is the result of the Company’s periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

        Net Income. The net income for the nine-month period ended September 30, 2003 was $2.3 million, an increase of $0.4 million compared to net income of $1.9 million for the nine-month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company’s Form 10-K for the year ended December 31, 2002.

        On September 30, 2003, the Company’s cash and cash equivalents aggregated $7.5 million. The Company’s operating activities provided cash of $9.0 million for the nine months ended September 30, 2003.

        The Company’s investing activities used cash of $1.0 million in the nine months ended September 30, 2003. The Company spent approximately $1.0 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company’s capital expenditures were $0.9 million. The Company’s business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment.

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

        In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan has a maturity date of December 31, 2004. Pursuant to the agreement, the Company made $5.5 million in scheduled principal payments in 2002 and will make additional scheduled principal payments of $5.0 million and $16.0 million in 2003 and 2004, respectively. The agreement provides for interest at the banks’ reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan is secured by substantially all of the Company’s assets. In May and June of 2002 and 2003, the Company paid $50,000 and $250,000, respectively, as a restructuring fee with respect to the new term loan.

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

        In June and September 2003, the Company made an additional principal payments of $1,000,000 each after considering its positive cash position, future cash requirements and the desire to reduce interest costs.

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

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $44 million as of September 30, 2003.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of September 30, 2003 was $2.8 million. The Company did not record a valuation allowance against its deferred tax assets as of September 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company implemented SFAS No. 142 in the first quarter of fiscal 2002 which required no goodwill impairment. The Company also tested goodwill as of September 30, 2003 with no impairment indicated.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  Other than supplemental footnote disclosures, SFAS No. 148 will not have any impact on the Company’s financial statements as management does not have any intention to change to the fair value method.

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

Recent History of Losses. The Company has reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the seven fiscal quarters ended September 30, 2003, there can be no assurance as to future profitability on a quarterly or annual basis.

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

In May 2002, we entered into an agreement with the banks to restructure the credit facility to a term loan maturing on December 31, 2004. As part of this restructuring, the banks waived all existing defaults and the Company was required to make principal payments of $5.5 million, $5.0 million and $18.5 million in 2002, 2003, and 2004, respectively. Based upon the Company’s financial forecast, the Company will have to refinance the facility by 2004 to satisfy the final payment requirement.

Competition.     Our post production, duplication and distribution industry is a highly competitive, service-oriented business. In general, we do not have long-term or exclusive service agreements with our customers. Business is acquired on a purchase order basis and is based primarily on customer satisfaction with reliability, timeliness, quality and price.

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

In June 2003, discussions with Alliance and the new lenders were terminated. As a result, the Company wrote off the above-mentioned deposit, due diligence costs and costs associated with the proposed new financing. The $619,000 value of the warrant was charged to Additional Paid-in Capital because, in management’s opinion, Alliance had breached certain provisions of the option agreement resulting in a termination event according to the provisions of the warrant. In July 2003, Alliance filed a complaint seeking a judicial determination that Alliance has full right of legal ownership to the warrant as well as the $300,000 deposit. The Company intends to vigorously defend its position. If the Company is not successful in this defense, the warrant value will have to be expensed. Although such a write-off and possible expense of the warrant represent non-cash charges to income, we cannot predict the effect of the charge on the future market price of our common stock, if any.

On July 18, 2003, Alliance filed a complaint against the Company in the Superior Court of Justice, Ontario, Canada. The complaint alleges that the Company breached a non-disclosure agreement between Alliance and the Company by issuing a press release with respect to termination of negotiations to purchase the Subsidiaries without obtaining the required prior written consent of Alliance. Alliance maintains that the press release impaired its ability to extract value from the Subsidiaries and negatively affected its ability to sell the Subsidiaries to a third party. The complaint seeks breach of contract and punitive damages of approximately $4.4 million, expenses and a permanent order enjoining further such statements by the Company. The outcome of the complaint cannot be estimated at this time.

On August 11, 2003, the Company filed a counterclaim in the United States District Court, Central District of California against Alliance for, among other things, misrepresentation and breach of contract seeking cancellation of the warrant and general damages of at least $1.2 million. The outcome of the counterclaim cannot be estimated at this time.

If we acquire any entities, we may have to finance a large portion of the anticipated purchase price and refinance our existing $18.2 million term loan. The cost of any new financing may be higher than our existing term loan. Future earnings and cash flow may be negatively impacted if any acquired entity does not generate sufficient earnings and cash flow to offset the increased costs.

Management of Growth. In prior years, we experienced rapid growth that resulted in new and increased responsibilities for management personnel and placed and continues to place increased demands on our management, operational and financial systems and resources. To accommodate this growth, compete effectively and manage future growth, we will be required to continue to implement and improve our operational, financial and management information systems, and to expand, train, motivate and manage our work force. We cannot be sure that the Company’s personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to do so could have a material adverse effect on our financial condition, results of operations and prospects.

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

Dependence on Key Personnel. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 25% of the Company’s outstanding stock. Although we have employment agreements with certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with the Company. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

Control by Principal Shareholder; Potential Issuance of Preferred Stock; Anti-Takeover Provisions. The Company’s Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 25% of the outstanding common stock as of September 30, 2003. The ex-spouse of R. Luke Stefanko, the Company’s former President and Chief Executive Officer, owned approximately 20% of the common stock on that date. Together, they owned approximately 45%. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company’s Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the “Preferred Stock”) and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company’s shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company’s Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk. The Company had borrowings of $17,218,000 at September 30, 2003 under a term loan agreement. Amounts outstanding under the agreement bear interest at the bank’s reference rate plus 1.25%.

        The Company’s market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate (“LIBOR”). In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a 6.50% rate of interest for the three years ending in November 2003.

        On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (referred to hereafter as “FAS 133”), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the twelve month period ended December 31, 2002, the Company recorded income of $82,000 ($49,000 net of tax provision), for the derivative fair value change and amortization of the cumulative effect type adjustment. During the three- and nine-month periods ended September 30, 2003, the Company recorded income of $181,000 ($106,000 net of tax provision), and $492,000 ($290,000 net of tax provision), respectively, for the derivative fair value change and amortization of the cumulative effect-type adjustment.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On July 7, 2003, Alliance filed a complaint against the Company in the United States District Court, Central District of California. The complaint seeks a declaration of the court that Alliance has full right of legal ownership of (i) the warrant issued by the Company in July 2003 in consideration of an option to purchase the Subsidiaries and (ii) the $300,000 paid to Alliance in December 2002 to extend the option. The complaint alleges that the Company made false and misleading statements in its press release announcing the termination of negotiations with Alliance, asking for undetermined damages. The outcome of the complaint cannot be determined at this time.

        On July 18, 2003, Alliance filed a complaint against the Company in the Superior Court of Justice, Ontario, Canada. The complaint alleges that the Company breached a non-disclosure agreement between Alliance and the Company by issuing a press release with respect to termination of negotiations to purchase the Subsidiaries without obtaining the required prior written consent of Alliance. Alliance maintains that the press release impaired its ability to extract value from the Subsidiaries and negatively affected its ability to sell the Subsidiaries to a third party. The complaint seeks breach of contract and punitive damages of approximately $4.4 million, expenses and a permanent order enjoining further such statements by the Company. The outcome of the complaint cannot be determined at this time.

        On August 11, 2003, the Company filed a counterclaim in the United States District Court, Central District of California against Alliance for, among other things, misrepresentation and breach of contract seeking cancellation of the warrant and general damages of at least $1.2 million. The outcome of the counterclaim cannot be estimated at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

10.1	Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc. (1)

10.2	Severance Agreement dated September 30, 2003 between the Company and Haig S. Bagerdjian.

10.3	Severance Agreement dated September 30, 2003 between the Company and Alan R. Steel.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. ss. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. ss. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (1)        Filed as an exhibit to Form 8-K with the SEC on January 8, 2003.

(b)         Reports On Form 8-K

The Company filed a Form 8-K dated August 8, 2003 related to its earnings release for the quarter ended June 30, 2003.

The Company filed a Form 8-K dated November 12, 2003 related to its earnings release for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: November 12, 2003	BY: /s/ Alan R. Steel Alan R. Steel Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)