Form 10-K
period 2003-12-31
POINT 360
filed 2004-03-22
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File Number 0-21917
___________

POINT.360
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4272619 (I.R.S. Employer Identification No.)

7083 Hollywood Boulevard, Suite 200, Hollywood, CA (Address of principal executive offices)	90028 (Zip Code)

Registrant's telephone number, including area code (323) 957-7990
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value.
___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $17,727,000 computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2003. As of February 28, 2004, there were 9,155,748 shares of Common Stock outstanding.

This Annual Report on Form 10-K consists of 47 pages, including exhibits. The exhibit index is on page 38.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on May 10, 2004 is incorporated by reference in Part III of this report.

PART I
ITEM 1. BUSINESS
General

Point.360 ("Point.360" or the "Company") is a leading integrated media management services company providing film, video and audio post production, archival, duplication and distribution services to motion picture studios, television networks, advertising agencies, independent production companies and multinational companies. The Company provides the services necessary to edit, master, reformat, archive and ultimately distribute its clients’ audio and video content, including television programming, feature films, spot advertising and movie trailers.

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

The Company was incorporated in California in 1990. The Company's executive offices are located at 7083 Hollywood Boulevard, Hollywood, California 90028, and its telephone number is (323) 957-7990. The Company’s website address is www.point360.com.

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

Entertainment Industry. The entertainment industry creates motion pictures, television programming, and interactive multimedia content for distribution through theatrical exhibition, home video, pay and basic cable television, direct-to-home, private cable, broadcast television, on-line services and video games. Content is released into a "first-run" distribution channel, and later into one or more additional channels or media. In addition to newly produced content, film and television libraries may be released repeatedly into distribution. Entertainment content produced in the United States is exported and is in increasingly high demand internationally. The Company believes that several trends in the entertainment industry have and will continue to have a positive impact on the Company's business. These trends include growth in worldwide demand for original entertainment con tent, the development of new markets for existing content libraries, increased demand for innovation and creative quality in domestic and foreign markets, and wider application of digital technologies for content manipulation and distribution, including the emergence of new distribution channels.

Advertising Industry. The advertising industry distributes video and audio commercials, or spots, to radio and television broadcast outlets worldwide. Advertising content is developed either by the originating company or in conjunction with an advertising agency. The Company receives orders with specific routing and timing instructions provided by the customer. These orders are then entered into the Company's computer system and scheduled for electronic or physical delivery. When a video spot is received, the Company's quality control personnel inspect the video to ensure that it meets customer specifications and then initiate the sequence to distribute the video to the designated television stations either electronically, over fiber optic lines and/or satellite, or via the most suitable package carrier. The Company believes that the growth in the number of video advertising outlets, driven by expansion in the number of broadcast, cable, Internet and satellite channels worldwide, will have a positive impact on the Company’s businesses.

Value-Added Services

The Company maintains video and audio post-production and editing facilities as components of its full service, value-added approach to its customers. The following summarizes the value-added post-production services that the Company provides to its customers:

Film-To-Tape Transfer. Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. The Company transfers film to videotape using Spirit, URSA and Cintel MK-3 telecine equipment and DaVinci® digital color correction systems. In 2000, the Company added high definition television (“HDTV”) services to this product line. The remastering of studio film and television libraries to this new broadcast standard has begun to contribute to the growth of the Company's film transfer business, as well as affiliated services such as foreign language masterin g, duplication and distribution.

Video Editing. The Company provides digital editing services in Hollywood, Burbank and West Los Angeles. The editing suites are equipped with (i) state-of-the-art digital editing equipment, including the Avid® 9000, that provides precise and repeatable electronic transfer of video and/or audio information from one or more sources to a new master video and (ii) large production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

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

Audio Post-Production. Through its facilities in Burbank, Hollywood and West Los Angeles, the Company digitally edits and creates sound effects, assists in replacing dialog and re-records audio elements for integration with film and video elements. The Company designs sound effects to give life to the visual images with a library of sound effects. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product. In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby Digital®, SDDS®, THX® and Surround Sound®.

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

Syndication. The Company offers a broad range of technical services to domestic and international programmers. The Company services the basic and premium cable, broadcast syndication and direct-to-home market segments by providing the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Europe. The Company provides facilities and services for the delivery of syndicated television programming in the United States and Canada. The Company's customer base consists of the major studios and independent distributors offering network programming, world-wide independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to the cable industry and direct-to-home viewers. Broadcast and syndication operations are conducted in Hollywood and West Los Ang eles.

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

High Definition Television (HDTV). The Company is focused on capitalizing on opportunities created by emerging industry trends such as the emergence of digital television and its more advanced variant, high-definition television. HDTV has quickly become the mastering standard for domestic content providers. The Company believes that the aggressive timetable associated with such conversion, which has resulted both from mandates by the Federal Communications Commission (the "FCC") for digital television and high-definition television as well as competitive forces in the marketplace, is likely to accelerate the rate of increase in the demand for these services. The Company maintains a state-of-the-art HDTV center at its Burbank, California, facility.

DVD Authoring. Digital formats, such as DVD, have the potential to overtake VHS videocassettes in the home video market. Industry research shows that DVD sales surpassed VHS videocassettes in 2003. The Company believes that there are significant opportunities in this market. With the increasing rate of conversion of existing analog libraries, as well as new content being mastered to digital formats, we believe that the Company has positioned itself well to provide value-added services to new and existing clients. The Company has made capital investments to expand and upgrade its current DVD and digital compression operations in anticipation of the increasing demand for DVD and video encoding services.

Sales and Marketing

The Company markets its services through a combination of industry referrals, formal advertising, trade show participation, special client events, and its Internet website. While the Company relies primarily on its reputation and business contacts within the industry for the marketing of its services, the Company also maintains a direct sales force to communicate the capabilities and competitive advantages of the Company's services to potential new customers. In addition, the Company's sales force solicits corporate advertisers who may be in a position to influence agencies in directing deliveries through the Company. The Company currently has sales personnel located in Los Angeles, San Francisco, Chicago and New York. The Company's marketing programs are directed toward communicating its unique capabilities and establishing itself as the predominant value-added distribution networ k for the motion picture and advertising industries.

In addition to its traditional sales efforts directed at those individuals responsible for placing orders with the Company’s facilities, the Company also strives to negotiate “preferred vendor” relationships with its major customers. Through this process, the Company negotiates discounted rates with large volume clients in return for being promoted within the client’s organization as an established and accepted vendor. This selection process tends to favor larger service providers such as the Company that (i) offer lower prices through scale economies; (ii) have the capacity to handle large orders without outsourcing to other vendors; and (iii) can offer a strategic partnership on technological and other industry-specific issues. The Company negotiates such agreements periodically with major entertainment studios and national broadcast networks.

Customers

Since its inception in 1990, the Company has added customers and increased its sales through acquisitions and by delivering a favorable mix of reliability, timeliness, quality and price. The integration of the Company's regional facilities has given its customers a time advantage in the ability to deliver broadcast quality material. The Company markets its services to major and independent motion picture and television production companies, advertising agencies, television program suppliers and, on a more limited basis, national television networks, infomercial providers, local television stations, television program syndicators, corporations and educational institutions. The Company's motion picture clients include Disney, Sony Pictures Entertainment, Twentieth Century Fox, Universal Studios, Warner Bros., Metro-Goldwyn-Mayer and Paramount Pictures. The Company's advertising agenc y customers include TBWA/Chiat Day, Young & Rubicam and Saatchi & Saatchi.

The Company solicits the motion picture and television industries, advertisers and their agencies to generate revenues. In the year ended December 31, 2003, the seven major motion picture studios accounted for approximately 29% of the Company's revenues. No customer accounted for greater than 10% of the Company’s revenues for the year ended December 31, 2003.

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

The Company has a sales and customer service staff of approximately 82 people, at least one member of which is available 24 hours a day. This staff serves as a single point of problem resolution and supports not only the Company's customers, but also the television stations and cable systems to which the Company delivers.

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

The principal competitive factors affecting this market are reliability, timeliness, quality and price. The Company competes with a variety of duplication and distribution firms, certain post-production companies and, to a lesser extent, the in-house operations of major motion picture studios and ad agencies. Some of these competitors have long-standing ties to clients that will be difficult for the Company to change. Several companies have systems for delivering video content electronically. Moreover, some of these firms, such as Vyvx (a subsidiary of the Williams Companies), Digital Generation Systems, Inc., Liberty Media Inc. (formerly Ascent Media Group, Inc.) and other post-production companies may have greater financial, operational and marketing resources, and may have achieved a higher level of brand recognition than the Company. As a result, there is no assurance that the Company will be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality, price or otherwise.

Employees

The Company had 422 full-time employees as of December 31, 2003. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company currently leases all 15 of its facilities. Nine of these facilities have production capabilities and/or sales activities, four are storage vaults, one is used as the Company’s corporate offices. The lease terms expire at various dates from May 2003 to November 2018. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 2003:

Location	Square Footage
Hollywood, CA.	9,500
Hollywood, CA.	31,000
Hollywood, CA.	7,200
Hollywood, CA.	13,400
Hollywood, CA.	27,000
Hollywood, CA.	13,000
Burbank, CA.	32,000
Burbank, CA.	10,000
North Hollywood, CA.	27,000
Los Angeles, CA.	13,400
Los Angeles, CA.	64,600
San Francisco, CA.	9,500
Chicago, IL.	13,200
New York, NY.	9,000
Dallas, TX.	11,300

In November 2003, the Company leased 64,600 square feet of free-standing warehouse space in Los Angeles to be used primarily as a vault facility to store customers’ intellectual property (i.e. “elements”). During 2004, the Company expects to vacate approximately 71,000 square feet of existing vault space in four locations as the respective leases expire, consolidating the vaulting functions into the new space.

ITEM 3. LEGAL PROCEEDINGS

In July 2002, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock to Alliance Atlantis Communications, Inc. (“Alliance”) in consideration of an option to purchase three post-production facilities (the “Subsidiaries”) owned by Alliance. In connection therewith, the Company capitalized the fair value of the warrant ($619,000, determined by using the Black-Scholes valuation model). In December 2002, the option was extended by mutual agreement and we deposited $300,000 toward the ultimate purchase price, which was negotiated downward. Additionally, the Company capitalized approximately $360,000 of due diligence costs associated with the proposed acquisition and approximately $342,000 of costs associated with a new financing arrangement.

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

On August 11, 2003, the Company filed a counterclaim in the United States District Court, Central District of California against Alliance for, among other things, misrepresentation and breach of contract seeking cancellation of the warrant and general damages of at least $1.2 million. The outcome of the claims and counterclaim cannot be estimated at this time.

In addition to the above, from time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded on the Nasdaq National Market ("NNM") under the symbol PTSX. The following table sets forth, for the periods indicated, the high and low closing price per share for the Common Stock.

	Common Stock

	Low	High

Year Ended December 31, 2002
First Quarter	$1.12	$2.14
Second Quarter	1.50	3.00
Third Quarter	1.25	2.15
Fourth Quarter	0.83	3.25
Year Ended December 31, 2003
First Quarter	$1.75	$2.38
Second Quarter	1.92	2.70
Third Quarter	2.26	4.15
Fourth Quarter	3.71	5.08

On February 25, 2004, the closing sale price of the Common Stock as reported on the NNM was $4.63 per share. As of February 25, 2004, there were approximately 1,000 holders of record of the Common Stock.

Dividends

The Company did not pay dividends on its Common Stock during the years ended December 31, 2002 or 2003. The Company’s ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following data, insofar as they relate to each of the years 1999 to 2003, have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended December 31,

	1999	2000	2001	2002	2003

Statement of Income Data
Revenues	$78,248	$74,841	$69,628	$68,419	$64,900
Cost of goods sold	47,685	45,894	46,864	42,172	39,670

Gross profit	30,563	28,947	22,764	26,247	25,230
Selling, general and administrative expense	18,473	21,994	20,872	18,977	17,520
Write-off of deferred acquisition and financing costs (4)	-	-	-	-	1,002

Operating income	12,090	6,953	1,892	7,270	6,708
Interest expense, net	2,147	2,889	3,070	2,528	2,056
Derivative fair value change (4)	-	-	700	(82)	(611)
Provision for (benefit from) income tax	4,340	1,814	(384)	2,007	2,114

Income (loss) before extraordinary item, adoption of SAB 101(2)	$5,603	$2,250	$(1,494)	2,817	3,149
Extraordinary item (net of tax benefit of $168) (1)	-	(232)	-	-	-
Cumulative effect of adopting SAB 101 (2)	-	(322)	-	-	-

Net income (loss)	$5,603	$1,696	$(1,494)	$2,817	$3,149

Earnings (loss) per share:
Basic:
Income (loss) per share before extraordinary item, adoption of SAB 101 (2)	$ 0.60	$ 0.24	$ (0.17)	$ 0.31	$ 0.35
Extraordinary item (1)	-	(0.03)	-	-	-
Cumulative effect of adopting SAB 101 (2)	-	(0.03)	-	-	-

Net income (loss)	$0.60	$0.18	$(0.17)	$0.31	$0.35

Diluted:
Income (loss) per share before extraordinary item and adoption of SAB 101	$ 0.58	$ 0.24	$ (0.17)	$ 0.30	$ 0.33
Extraordinary item (1)	-	(0.03)	-	-	-
Cumulative effect of adopting SAB 101 (2)	-	(0.03)	-	-	-

Net income (loss)	$0.58	$0.18	$(0.17)	$0.30	$0.33

Weighted average common shares outstanding
Basic	9,322	9,216	9,060	9,013	9,067
Diluted	9,599	9,491	9,060	9,377	9,555
Pro forma net income and earnings per share data for the periods shown as if SAB 101 had been adopted at the beginning of each applicable year
Previously reported net income	$5,603
Adjustment	(81)

Pro forma net income	$5,522

Pro forma earnings per share:
Basic -
Previously reported	$0.60
Adjustment	-

Pro forma	$0.60

Diluted -
Previously reported	$0.58
Adjustment	(0.01)

Pro forma	$0.57

	Year Ended December 31,

	1999	2000	2001	2002	2003

Other Data
EBITDA(3)	$16,878	$12,172	$8,500	$12,690	$12,818
Cash flows provided by operating activities	12,023	10,963	9,455	10,381	10,480
Cash flows used in investing activities	(11,668)	(9,488)	(4,069)	(3,485)	(1,599)
Cash flows provided by (used in) financing activities	(1,553)	(1,556)	(2,397)	(5,282)	(7,047)
Capital expenditures	6,181	9,717	3,082	1,949	1,237
Selected Balance Sheet Data
Cash and cash equivalents	$3,030	$769	$3,758	$5,372	$7,206
Working capital	1,195	12,701	(16,006) (6)	8,185	3,663 (5)
Property and equipment, net	19,564	25,236	23,232	19,965	15,751
Total assets	72,931	77,375	70,847	70,080	64,744
Borrowings under revolving credit agreements	5,888	-	-	-	-
Long-term debt, net of current portion	16,501	31,054	78	18,065	6,762
Shareholders' equity	30,941	32,919	30,778	34,512	37,368

(1)    Amount represents the write off of deferred financing costs, net of tax benefit, related to a bank credit agreement which was terminated in Fiscal 2000.

(2)   Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. The amount represents the   cumulative effect, net of tax, on January 1, 2000 retained earnings as if SAB 101 had been adopted prior to Fiscal 2000.

(3)   EBITDA is defined herein as earnings before interest, taxes, depreciation and amortization. EBITDA does not represent cash generated from operating activities in accordance with Generally Accepted Accounting Principles (“GAAP”), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to other similarly titled measures of other companies, management believes that EBITDA is a useful measure of cash flow available to the Company to pay interest, repay debt, make acquisitions or invest in new technologies. The Company is currently committed to use a portion of its cash flows to ser vice existing debt, if outstanding, and, furthermore, anticipates making certain capital expenditures as part of its business plan.

Computation of EBITDA (in thousands)

	1999	2000	2001	2002	2003

Net income (loss)	$5,603	$1,696	$(1,494)	$2,817	$3,149
Add back:
Interest	2,147	2,889	3,070	2,528	2,056
Income taxes	4,340	1,814	(384)	2,007	2,114
Depreciation & Amortization	4,788	5,773	7,308	5,338	5,499

EBITDA	$16,878	$12,172	$8,500	$12,690	$12,818

(4)   In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.50% rate of interest for three years. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), requires that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such year. The effect of adopting FAS 133 was to record a cumulative effect type adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders’ equity $247,000 (net of $62,000 tax benefit), crediting Derivative Valuation Liability by $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $62,000. The change in the derivative fair value during the year ($579,000), $186,000 and $701,000 in 2001, 2002 and 2003 respectively) and the amortization of the cumulative effect adjustment ($121,000), ($104,000) and ($90,000) in 2001, 2002 and 2003 respectively) were recorded as a charge to Derivative Fair Value Change.
(5)   See Note 12 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K.

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

Overview

The Company’s revenues are generated principally from duplication, distribution and ancillary services. Duplication services are comprised of the physical duplication of video materials from a source video or audiotape "master" to a target tape "clone." Distribution services include the physical or electronic distribution of video and audio materials to a customer-designated location utilizing one or more of the Company's delivery methods. Distribution services typically consist of deliveries of national television spot commercials and electronic press kits and associated trafficking instructions to designated stations and supplemental deliveries to non-broadcast destinations. Ancillary services include video and audio editing, element storage, closed captioning, transcription services, standards conversion, video encoding for air play verification, audio post-production and l ayback and foreign language mastering.

Critical Accounting Policies And Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, valuation of long-lived assets, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values o f assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $42.8 million as of December 31, 2003.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, we ceased to amortize approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002, and the Fiscal 2002 and 2003 tests performed as of September 30, 2002 and 2003, respectively, required no goodwill impairment. The discounted cash flow method used to evaluate goodwill impairment included cash flow estimates for 2004 and subsequent years. If actual cash flow performance does not meet the se expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provisio n in the statement of operations.
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of December 31, 2003 was $2.3 million. The Company did not record a valuation allowance against its deferred tax assets as of December 31, 2003.

Results of Operations

The following table sets forth the amount and percentage relationship to revenues of certain items included within the Company's Consolidated Statement of Income for the years ended December 31, 2001, 2002 and 2003. The commentary below is based on these financial statements.

	Year ended December 31 (dollars in thousands)
	2001		2002		2003
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$69,628	100.0%	$68,419	100.0%	$64,900	100.0%
Costs of goods sold	46,864	67.3	42,172	61.6	39,670	61.1

Gross profit	22,764	32.7	26,247	38.4	25,230	38.9
Selling, general and administrative expense	20,872	30.0	18,977	27.7	17,520	27.0
Write-off of deferred acquisition and financing costs	-	-	-	-	1,002	1.5

Operating income	1,892	2.7	7,270	10.7	6,708	10.4
Interest expense, net	3,070	4.4	2,528	3.7	2,056	3.2
Derivative fair value change	700	1.0	(82)	(0.1)	(611)	(1.0)
Provision for (benefit from) income taxes	(384)	(0.6)	2,007	2.9	2,114	3.3

Net income (loss)	$(1,494)	(2.1)%	$2,817	4.2%	$3,149	4.9%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In general, revenues in 2003 were 5.1% below 2002 levels. Net income, however, increased 33.1% before the write off of deferred acquisition and financing costs, and 11.8% after the write off. We expect the relationships between revenues, gross profits and selling, general and administrative expenses in 2004 to be similar to 2003 (excluding the special charge) except that additional facility and moving costs of approximately $1 million will be incurred as we consolidate four vault locations into one during the year. Also, there will be no further derivative fair value change in 2004 as the related interest rate swap contract expired in 2003. Interest expense is expected to be reduced due to lower debt levels and interest rates pursuant to a revised loan facility with our banks. Please refer to Cautionary Statements and Risk Factors below with respect to these forward-looking stateme nts.

Revenues. Revenues decreased by $3.5 million to $64.9 million for the year ended December 31, 2003, compared to $68.4 million for 2002. Revenues declined due to delays in new feature film introductions being promoted in 2003 by several studio clients thereby affecting the volume of advertising spots. Additionally, one specific post-production project was completed in 2002 and early 2003, which volume was not entirely replaced by new business.

Gross Profit. In 2003, gross margin increased by 0.5% of sales. Gross margin on sales was 38.9% in 2003 compared to 38.4% in the prior year due principally to lower wages and benefits.

Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”) expense decreased $1.5 million, or 7.7% to $17.5 million for the 2003 period, compared to $18.9 million for 2002. As a percentage of revenues, SG&A decreased to 27.0% for 2003, compared to 27.7% for 2002.

In 2003, the Company wrote off approximately $1.0 million of previously deferred expenses related to a proposed acquisition and financing package. Amounts expensed related to $300,000 paid to extend the option to purchase three subsidiaries of Canadian entity, $360,000 of legal, accounting and other due diligence costs related to the proposed acquisition, and approximately $342,000 of legal and other costs associated with the proposed financing.

Operating Income. Operating income decreased $0.6 million to $6.7 million for 2003, compared to a $7.3 million for 2002.

Interest Expense. Interest expense for 2003 was $2.1 million, a decrease of $0.5 million from 2002 because of lower debt levels due to principal payments made during the year.

Derivative Fair Value Change. The Company adopted SFAS 133 on January 1, 2001. During the years ended December 31, 2003 and 2002, the Company recorded the difference between the derivative fair value of the Company’s interest rate hedge contract at the beginning and end of the periods, or income of $611,000 ($367,000 net of tax provision) and $82,000 ($48,000 net of tax provision) in 2003 and 2002, respectively, and amortization of the cumulative-effect adjustment.

Income Taxes. The Company’s effective tax rate was 40% for 2003 and 42% for 2002. The decrease in effective tax rate is the result of the Company’s periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

Net Income. The net income for 2003 was $3.1 million, an increase of $0.3 million compared to net income of $2.8 million for 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

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

Beginning in 2002, the amortization of goodwill ceased as the Company adopted SFAS 142. SFAS 142 changed the accounting for goodwill and other intangible assets with indefinite useful lives from an amortization method to an impairment-only approach (the procedures going forward are described in Footnote 2 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K). In connection with the adoption of SFAS 142, the Company performed a transitional goodwill impairment assessment as of January 1, 2002, and a second test as of September 30, 2002, which indicated no impairment was required. As of December 31, 2002, goodwill, net of accumulated amortization, was $27 million. To the extent an impairment is indicated in the future by application of SFAS 142, results of operations will be adversely affected, which effect may be material. Any impairment will not affect cash flo w.

Operating Income. Operating income increased $5.4 million or 284% to $7.3 million for 2002, compared to $1.9 million for 2001.

Interest Expense. Interest expense decreased $0.5 million, or 18.0%, to $2.6 million for 2002, compared to $3.1 million for 2001 because of lower debt levels due to principal payments made in 2002.

Adoption of SFAS 133 and Derivative Fair Value Change. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Disclosures About Fair Value of Financial Instruments” (“SFAS 133”) by recording a cumulative effect adjustment of $247,000 after tax benefit as a charge to shareholders’ equity. During 2001 and 2002, the Company recorded the difference between the derivative fair value of the Company’s interest rate swap contract at the beginning and end of the periods, and amortization of the cumulative-effect adjustment during the years, of $0.7 million of expense and $0.1 million of income, respectively.

Income Taxes. The Company’s effective tax rate was 42% for 2002 and 20% for 2001. The increase in effective tax rate is primarily due to the non-deductible goodwill amortization and lower state taxes in 2001.

Net Income (Loss). The net income for 2002 was $2.8 million, an increase of $4.3 million compared to a loss of $1.5 million for 2001.

Liquidity And Capital Resources

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company’s Form 10-K for the year ended December 31, 2003.

On December 31, 2003, the Company’s cash and cash equivalents aggregated $7.2 million. The Company’s operating activities provided cash of $10.5 million for the twelve months ended December 31, 2003.

The Company’s investing activities used cash of $1.6 million in the twelve months ended December 31, 2003. The Company spent approximately $1.2 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company’s capital expenditures were $1.9 million. The Company’s business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment.

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

In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan had a maturity date of December 31, 2004. The Company made $5.5 million in principal payments in 2002 and $7.1 million 2003.

In June and September 2003, the Company made additional principal payments of $1,000,000 each after considering its positive cash position, future cash requirements and the desire to reduce interest costs.

In March 2004, the Company and the banks entered an agreement which provides up to $10 million of revolving credit availability for two years and a five-year $8 million five-year term loan. For the first two years of the term loan, the Company can re-borrow all principal payments to finance up to 80% of capital equipment purchases. The agreement provides for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime rate plus 0.25% or LIBOR plus 2.50% for the term loan, and requires the Company to maintain certain financial covenant ratios. The facilities are secured by all of the Company’s assets. The term loan requires principal payments of $1.6 million annually.

In January and February 2004, the Company made $1 million of scheduled principal payments under the prior term loan. In March 2004, the Company paid off the remaining $14.9 million prior term loan principal balance with $6.9 of cash and proceeds from the new $8 million term loan. The new revolving line of credit provides up to $10 million of cash availability over a two-year period.

In November 2003, the Company leased a new 64,600 square foot building in Los Angeles, California, for the purpose of consolidating four vault locations then occupying approximately 71, 000 square feet in four locations. After the initial build-out of the new facility and termination of the existing leases during 2004, the resulting annual lease and operating expense levels are expected to be favorable to the Company. A provision of the lease provides that in May 2005, the Company has an option to purchase the building for approximately $8,600,000. Additionally, the landlord, General Electric Capital Business Asset Funding Corporation (“General Electric”), has committed to finance approximately $6,500,000 of the purchase price at a fixed interest rate of 7.75% over 15 years. The Company is not obligated to purchase the building or, if the option is exercised, borrow any p ortion of the purchase price from General Electric. Prior to the purchase option date, we will decide whether or not to purchase the building and may seek to exercise the purchase option in advance of the May 2005 option date.

The following table summarizes contractual obligations as of December 31, 2003 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long Term Debt Obligations	$8,000,000	$1,600,000	$3,200,000	$3,200,000	$-
Capital Lease Obligations	65,000	61,000	4,000	-	-
Operating Lease Obligations	22,622,000	3,658,000	5,917,000	5,118,000	7,929,000

Total	$30,687,000	$5,319,000	$9,121,000	$8,318,000	$7,929,000

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company implemented SFAS No. 142 in the first quarter of fiscal 2002 which required no goodwill impairment. The Company also tested good will as of September 30, 2003 with no impairment indicated.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  Other than supplemental footnote disclosures, SFAS No. 148 did not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. SFAS No. 149 does not have a material impact on the Company’s statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 does not have a material impact on the Company’s financial statements.

Cautionary Statements and Risk Factors

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are calling to your attention important factors th at could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Recent History of Losses. The Company has reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the eight fiscal quarters ended December 31, 2003, there can be no assurance as to future profitability on a quarterly or annual basis.

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

In March 2004, we entered into a revised agreement with the banks providing revolving and term loan facilities. Annual principal payments for the term loan are $1.6 million each for five years. Any principal outstanding under the revolver will be due in March 2006.

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

Customer and Industry Concentration. Although we have an active client list of over 2,500 customers, seven motion picture studios accounted for approximately 29% of the Company’s revenues during the year ended December 31, 2003. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

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
In July 2002, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock to Alliance Atlantis Communications, Inc. (“Alliance”) in consideration of an option to purchase three post-production facilities (the “Subsidiaries”) owned by Alliance. In connection therewith, the Company capitalized the fair value of the warrant ($619,000, determined by using the Black-Scholes valuation model). In December 2002, the option was extended by mutual agreement and we deposited $300,000 toward the ultimate purchase price, which was negotiated downward. Additionally, the Company capitalized approximately $360,000 of due diligence costs associated with the proposed acquisition and approximately $342,000 of costs associated with a new financing arrangement.

In June 2003, discussions with Alliance and the new lenders were terminated. As a result, the Company wrote off the above-mentioned deposit, due diligence costs and costs associated with the proposed new financing. The $619,000 value of the warrant was charged to Additional Paid-in Capital because, in management’s opinion, Alliance had breached certain provisions of the option agreement resulting in a termination event according to the provisions of the warrant. In July 2003, Alliance filed a complaint seeking a judicial determination that Alliance has full right of legal ownership to the warrant as well as the $300,000 deposit. The Company intends to vigorously defend its position. If the Company is not successful in this defense, the warrant value will have to be expensed. Although such a write-off and possible expense of the warrant represent non-cash charges to income, we c annot predict the effect of the charge on the future market price of our common stock, if any.

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

Dependence on Technological Developments. Although we intend to utilize the most efficient and cost-effective technologies available for telecine, high definition formatting, editing, coloration and delivery of video content, including digital satellite transmission, as they develop, we cannot be sure that we will be able to adapt to such standards in a timely fashion or at all. We believe our future growth will depend in part, on our ability to add to these services and to add customers in a timely and cost-effective manner. We cannot be sure we will be successful in offering such services to existing customers or in obtaining new customers for these services, including the Company’s significant investment in high definition technology in 2000 and 2001. We intend to rely on third party vendors for the development of these technologies and there is no assurance th at such vendors will be able to develop such technologies in a manner that meets the needs of the Company and its customers. Any material interruption in the supply of such services could materially and adversely affect the Company’s financial condition, results of operations and prospects.

Dependence on Key Personnel. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 25% of the Company’s outstanding stock. Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with the Company. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operatio ns, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

Ability to Maintain and Improve Service Quality. Our business is dependent on our ability to meet the current and future demands of our customers, which demands include reliability, timeliness, quality and price. Any failure to do so, whether or not caused by factors within our control could result in losses to such clients. Although we disclaim any liability for such losses, there is no assurance that claims would not be asserted or that dissatisfied customers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which could have a material adverse effect on our financial condition, results of operations and prospects. Although we maintain insurance against business interruption, such insurance may not be adequate to protect the Company from significant loss in these circumstances and there i s no assurance that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of our business. In addition, our ability to make deliveries within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including equipment failure, work stoppages by package delivery vendors or interruption in services by telephone or satellite service providers.

Fluctuating Results, Seasonality. Our operating results have varied in the past, and may vary in the future, depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, general economic factors and other factors. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. For example, our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writ ers and others. In addition, as our business from advertising agencies tends to be seasonal, our operating results may be subject to increased seasonality as the percentage of business from advertising agencies increases. In any period our revenues are subject to variation based on changes in the volume and mix of services performed during the period. It is possible that in some future quarter the Company’s operating results will be below the expectations of equity research analysts and investors. In such event, the price of the Company’s Common Stock would likely be materially adversely affected. Fluctuations in sales due to seasonality may become more pronounced if the growth rate of the Company’s sales slows.

Control by Principal Shareholder; Potential Issuance of Preferred Stock; Anti-Takeover Provisions. The Company’s Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 25% of the outstanding common stock as of December 31, 2003. The ex-spouse of R. Luke Stefanko, the Company’s former President and Chief Executive Officer, owned approximately 20% of the common stock on that date. Together, they owned approximately 45%. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company’s Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transa ctions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the “Preferred Stock”) and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company’s shareholders. Although we have no current plans to issue any shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the C o mpany. Furthermore, certain provisions of the Company’s Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $15,866,000 at December 31, 2003 under a term loan agreement. Amounts outstanding under the agreement bear interest at the bank’s reference rate plus 1.25%.

The Company’s market risk exposure with respect to financial instruments is to changes in the London Interbank Offering Rate (“LIBOR”). In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company received LIBOR and paid a 6.50% rate of interest for the three years ending in November 2003.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (referred to hereafter as “FAS 133”), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on t he balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the twelve month period ended December 31, 2003, the Company recorded income of $611,000 ($367,000 net of tax provision), for the derivative fair value change and amortization of the cumulative effect type adjustment.

In March 2004, the Company entered into a revised revolving credit and term loan agreement and, after paying off the entire prior loan, had $8,000,000 of term debt outstanding. Amounts outstanding under the new term loan and revolving credit facility provide for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, and prime plus 0.25% or LIBOR plus 2.50% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Accountants	21-22

Financial Statements:

Consolidated Balance Sheets –
December 31, 2002 and 2003	23

Consolidated Statements of Income –
Fiscal Years Ended December 31, 2001, 2002 and 2003	24

Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income –
Fiscal Years Ended December 31, 2001, 2002 and 2003	25

Consolidated Statements of Cash Flows –
Fiscal Years Ended December 31, 2001, 2002 and 2003	26

Notes to Consolidated Financial Statements	27-37

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	38

Consent of Independent Accountants	41

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

Independent Auditor’s Report

To the Board of Directors and
Shareholders of Point.360
Hollywood, California

We have audited the accompanying consolidated balance sheets of Point.360 and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point.360 and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Singer Lewak Greenbaum & Goldstein LLP (signed)
Los Angeles, California
February 19, 2004, except for Note 12
as to which the date is March 12, 2004

Report of Independent Accountants

To the Board of Directors and
Shareholders of Point.360

In our opinion, the accompanying consolidated statements of income, shareholders’ equity and comprehensive (loss) income, and cash flows present fairly, in all material respects, the results of operations and cash flows of Point.360 (the “Company”) and its subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit inclu des examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 2 and 6 to the consolidated financial statements during the year ended December 31, 2001 the Company changed its method of accounting for derivatives to conform to the requirements of Financial Accounting Standard No. 133.

PricewaterhouseCoopers LLP (signed)
Los Angeles, California
February 25, 2002 , except for Notes 2 and 6,
as to which the date is October 28, 2002

Point.360
Consolidated Balance Sheets

	December 31,

	2002	2003

Assets
Current assets:
Cash and cash equivalents	$5,372,000	$7,206,000
Accounts receivable, net of allowances for doubtful accounts of $801,000 and
$735,000, respectively	12,218,000	9,490,000
Income tax receivable	398,000	-
Inventories	903,000	794,000
Prepaid expenses and other current assets	857,000	895,000
Deferred income taxes	1,383,000	1,414,000

Total current assets	21,131,000	19,799,000

Property and equipment, net (Note 4)	19,965,000	15,751,000
Other assets, net (Note 8)	843,000	1,348,000
Goodwill and other intangibles, net (Note 3)	27,212,000	27,046,000
Investment in acquisitions	929,000	-
Rights to purchase property and equipment (Note 8)	-	800,000

	$70,080,000	$64,744,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,974,000	$3,460,000
Accrued expenses	3,885,000	3,123,000
Income tax payable	-	296,000
Borrowings under revolving credit agreement (Notes 6 and 12)	5,000,000	9,199,000
Current portion of capital lease obligations (Note 6)	87,000	58,000

Total current liabilities	12,946,000	16,136,000

Deferred income taxes	3,857,000	3,678,000
Notes payable (Notes 6 and 12)	18,000,000	6,667,000
Capital lease and other obligations, less current portion (Note 6)	65,000	95,000
Derivative valuation liability	701,000	-
Obligation to purchase property and equipment (Note 8)	-	800,000

Total long-term liabilities	22,623,000	11,240,000

Total liabilities	35,569,000	27,376,000

Commitments and contingencies (Note 8)	-	-
Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 9,014,232 and
9,134,559 shares issued and outstanding, respectively	17,359,000	17,625,000
Additional paid-in capital	1,272,000	624,000
Accumulated other comprehensive income	(90,000)	-
Retained earnings	15,970,000	19,119,000

Total shareholders’ equity	34,511,000	37,368,000

	$70,080,000	$64,744,000

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Income

	Year Ended December 31,

	2001	2002	2003

Revenues	$69,628,000	$68,419,000	$64,900,000
Cost of goods sold	46,864,000	42,172,000	39,670,000

Gross profit	22,764,000	26,247,000	25,230,000

Selling, general and administrative expense	20,872,000	18,977,000	17,520,000
Write-off of deferred acquisition and financing costs (Note 3)	-	-	1,002,000

Operating income	1,892,000	7,270,000	6,708,000
Interest expense (net)	3,070,000	2,528,000	2,056,000
Derivative fair value change	700,000	(82,000)	(611,000)

Income (loss) before income taxes	(1,878,000)	4,824,000	5,263,000
Provision for (benefit from) income taxes	(384,000)	2,007,000	2,114,000

Net income (loss)	$(1,494,000)	$2,817,000	$3,149,000

Earnings (loss) per share:
Basic:
Net income (loss)	$(0.17)	$0.31	$0.35
Weighted average number of shares	9,060,487	9,013,224	9,067,446

Diluted:
Net income (loss)	$(0.17)	$0.30	$0.33
Weighted average number of shares including the dilutive effect of
stock options (Note 2)	9,060,487	9,376,707	9,554,847

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Shareholders’ Equity, and Comprehensive (Loss) Income
(in thousands except for share amounts)

	Shares	Amount	Additional Paid-in Capital	Deferred Stock-Based Compensation	Retained Earnings	Accumulated Other Compre-hensive Income	Share-holders Equity

Balance at December 31, 2000	9,162,670	$17,943	$ 329	-	$14,647	-	$32,919
Net loss	-	-	-	-	(1,494)	-	(1,494)
Shares repurchased in connection with stock repurchase plan	(116,666)	(300)	-	-	-	-	(300)
Issuance of stock options to consultants	-	-	110	(110)	-	-	-
Stock-based compensation	-	-	-	110	-	-	110
Shares issued in settlement of a debt	15,384	10	-	-	-	-	10
Adjustment of shares issued for an acquisition	(68,582)	(317)	-	-	-	-	(317)
Cumulative effect of adoption of FAS 133 net of amortization and tax	-	-	-	-	-	(150)	(150)

Balance at December 31, 2001	8,992,806	17,336	439	-	13,153	(150)	30,778
Net income	-	-	-	-	2,817	-	2,817
Shares issued in connection with exercise of stock option	10,000	20	-	-	-	-	20
Issuance of stock options to consultants	-	-	214	-	-	-	214
Issuance of stock purchase warrants	-	-	619	-	-	-	619
Shares issued in settlement of a debt	18,518	20	-	-	-	-	20
Adjustment of shares issued for an acquisition	(7,092)	(17)	-	-	-	-	(17)
Change in Other Comprehensive Income	-	-	-	-	-	60	60

Balance on December 31, 2002	9,014,232	17,359	1,272	0	15,970	(90)	34,511
Net income					3,149		3,149
Shares issued in connection with
exercise of stock options	120,327	266					266
Tax effect of stock options exercised			59				59
Termination of stock purchase warrants	-	-	(617)				(617)
Termination of stock options	-	-	(90)	-	-	-	(90)
Change in other comprehensive Income	-	-	-	-	-	90	90

Balance on December 31, 2003	9,134,559	17,625	624	0	19,119	-	37,368

Comprehensive (loss) income is as follows:
	2001	2002	2003

Net (loss) income	$(1,494)	$2,817	$3,149
Cumulative effect of adoption of FAS 133 net of amortization and tax ($62)	(247)	-	-
Amortization of cumulative effect adjustment, net of tax	97	60	90

Comprehensive (loss) income	$(1,644)	$2,877	$3,239

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2001	2002	2003

Cash flows from operating activities:
Net income (loss)	$(1,494,000)	$2,817,000	$3,149,000
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	7,308,000	5,338,000	5,499,000
Provision for doubtful accounts	529,000	301,000	121,000
Deferred income taxes	1,054,000	723,000	(210,000)
Loss on disposal of property and equipment	-	-	72,000
Derivative fair value change	700,000	(82,000)	(611,000)
Other noncash items	158,000	41,000	-
Write-off of note receivable	-	148,000	-
Write-off of acquisition costs	-	-	1,002,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,667,000	(400,000)	2,607,000
Decrease (increase) in inventories	211,000	(83,000)	109,000
Decrease (increase) in prepaid expenses and other current assets	1,229,000	(303,000)	(138,000)
Decrease (increase) in other assets	87,000	(10,000)	(826,000)
(Decrease) in accounts payable	(3,889,000)	(559,000)	(514,000)
(Decrease) increase in accrued expenses	(68,000)	1,449,000	(533,000)
(Decrease) increase in income taxes payable (receivable), net	(37,000)	1,001,000	753,000

Net cash and cash equivalents provided by operating activities	9,455,000	10,381,000	10,480,000

Cash flows from investing activities:
Increase in restricted cash	-	-	800,000
Payment for acquisition costs subsequently written off	-	-	(369,000)
Capital expenditures	(3,082,000)	(1,949,000)	(1,237,000)
Proceeds from sale of equipment	-	27,000	15,000
Net cash paid for acquisitions	(987,000)	(1,563,000)	(8,000)

Net cash and cash equivalents used in investing activities	(4,069,000)	(3,485,000)	(1,599,000)

Cash flows from financing activities:
Issuance of notes receivable	-	780,000	-
Repurchase of common stock	(300,000)	-	-
Proceeds from exercise of stock options	-	12,000	266,000
Repayment of notes payable	(2,025,000)	(5,999,000)	(7,134,000)
Contract settlement	-	-	(90,000)
Repayment of capital lease obligations	(72,000)	(75,000)	(89,000)

Net cash and cash equivalents used in financing activities	(2,397,000)	(5,282,000)	(7,047,000)

Net increase in cash and cash equivalents	2,989,000	1,614,000	1,834,000
Cash and cash equivalents at beginning of year	769,000	3,758,000	5,372,000

Cash and cash equivalents at end of year	$3,758,000	$5,372,000	$7,206,000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its two non-operating wholly owned subsidiaries, VDI Multimedia, Inc. and Multimedia Services, Inc., which subsidiaries were shell companies dissolved in 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. The seven major studios represented 44% of accounts receivable at December 31, 2002 and 31% of accounts receivable at December 31, 2003. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The seven major studios accounted for 34% and 29% of net sales for the years ended December 31, 2002 and 2003, respectively.

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

Goodwill and Other Intangibles

Prior to the January 1, 2002 implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized on a straight-line basis over 5-20 years. Since that date, goodwill has been subject to periodic impairment tests in accordance with SFAS 142. Other intangibles consist primarily of covenants not to compete and are amortized on a straight-line basis over 3-5 years.

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

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. To date, no such impairment has been recorded.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized.

Advertising Costs

Advertising costs are not significant to the Company’s operations and are expensed as incurred.

Fair Value of Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

The accrual method of accounting is used for the interest rate swap agreement entered into by the Company which converts the interest rate on $15 million of the Company’s variable-rate debt to a fixed rate (see Note 6). Under the accrual method, each net payment or receipt due or owed under the derivative is recognized in income in the period to which the payment or receipt relates. Amounts to be paid/received under these agreements are recognized as an adjustment to interest expense. The related amounts payable to counter parties is included in other accrued liabilities. The estimated fair value of the interest rate swap agreement was a net payable of $701,000 at December 31, 2002. The swap agreement expired in November 2003.

Accounting for Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but provides pro forma disclosures of net income and earnings per share using the fair value method defined by FAS 123. Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issu ed to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under SFAS 123, the Company’s net income and earning per share would have been reduced to the pro forma amounts indicated below:

	2001	2002	2003

Net income (loss):
As reported	$(1,494,000)	$2,817,000	$3,149,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,772,000)	(516,000)	(310,000)
Pro forma	(3,266,000)	2,301,000	2,839,000
Earnings (loss) per share:
As reported:
Basic	(0.17)	0.31	0.35
Diluted	(0.17)	0.30	0.33
Pro forma:
Basic	(0.36)	0.26	0.31
Diluted	(0.36)	0.25	0.30

The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2002 and 2003, respectively: expected volatility of 88%, 94% and 60% and risk-free interest rates of 4.53%, 4.00% and 1.05%. A dividend yield of 0% and expected life of five years was assumed for 2001, 2002 and 2003 grants. The weighted average fair value of options granted at the fair market price on the grant date in 2001, 2002 and 2003 were $1.64, $1.76 and $3.00, respectively. In 2001, the weighted average fair value of options granted at an exercise price in excess of the fair market price on the grant date was $0.48. All other options granted in 2001, 2002 and 2003 were at fair market price.

Earnings Per Share

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), and related interpretations for reporting Earnings per Share. SFAS 128 requires dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

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
A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

	2001	2002	2003

Weighted average number of common shares outstanding
used in computation of basic EPS	9,060,487	9,013,224	9,067,446
Dilutive effect of outstanding stock options	-	363,483	487,401

Weighted average number of common and potential
common shares outstanding used in computation of diluted EPS	9,060,487	9,376,707	9,554,847

Outstanding stock options excluded in the
computation of diluted EPS	3,286,628	2,435,086	1,573,277

Comprehensive Income

In 1998, the Company adopted Statement of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

Supplemental Cash Flow Information

Selected cash payments and noncash activities were as follows:

	2001	2002	2003

Cash payments for income taxes	$121,000	$1,364,000	$2,626,000
Cash payments for interest	2,830,000	2,453,000	1,852,000
Noncash investing and financing activities:
Termination of warrants	-	-	619,000
Capitalized lease obligations incurred	145,000	69,000	-
Tax benefits related to stock options	-	7,000	59,000
Adjustment of acquisition holdback shares	(317,000)	(17,000)	-
Acquisition of equipment in exchange for reduction of note receivable from shareholder	68,000	-	-
Accrual for earn-out payments	270,000	-	-
Termination of stock purchase warrants incurred as part of proposed acquisition	-	-	617,000
Obligation to purchase tenant improvements	-	-	800,000
Right to purchase tenant improvements	-	-	(800,000)
Leasehold improvements transferred from prepaid expenses	-	-	100,000
Detail of acquisitions:
Goodwill (1)	1,257,000	1,563,000	-

(1)    Includes additional purchase price payments made to former owners in periods subsequent to various acquisitions of $965,000 and $1,253,000 in 2001 and 2002, respectively, and accrual for earn-out payments of $270,000 in 2001.
Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company tested goodwill as of January 1, 2002, September 30, 2002 and Septembe r 30, 2003 with no impairment indicated.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  Other than supplemental footnote disclosures, SFAS No. 148 did not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. SFAS No. 149 did not have a material impact on the Company’s statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 does not have a material effect on the Company’s financial statements.

3. ACQUISITIONS

During 1997 to 2001, the Company acquired eight businesses. These acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent portion of the purchase prices, to the extent earned, were recorded as an increase to goodwill. As of December 31, 2003, based on prior performance of the applicable acquired entities, no additional earn-out amounts will be paid. The consolidated financial statements reflect the operations of the acquired companies since their respective acquisition dates.

Goodwill and other intangibles, net as of December 31, 2002 and 2003, consist of the following:

	Actual

	2002	2003

Goodwill	$32,762,000	$32,622,000
Covenant not to compete	992,000	1,000,000

	33,754,000	33,622,000
Less accumulated amortization	(6,542,000)	(6,576,000)

	$27,212,000	$27,046,000

Amortization expense totaled $2,007,000, $80,000 and $35,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The Company ceased amortizing goodwill on January 1, 2002 with the adoption of SFAS 142. Amortization of the covenant not to compete was $35,000 in 2003 at which time the covenant was fully amortized.

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

In December 2002, the option was extended to March 10, 2003. In connection with the extension, the Company made a $300,000 deposit toward the purchase price of the Subsidiaries, which deposit was nonrefundable except in very limited circumstances. The deposit was capitalized as an other asset. Additionally, the Company capitalized approximately $700,000 of due diligence and other expenses associated with the proposed acquisition during the six months ended June 30, 2003.

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

4. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,

	2002	2003

Machinery and equipment	$38,156,000	$38,945,000
Leasehold improvements	7,673,000	7,773,000
Computer equipment	4,232,000	4,520,000
Equipment under capital lease	291,000	291,000

	50,352,000	51,529,000
Less accumulated depreciation and amortization	(30,387,000)	(35,778,000)

	$19,965,000	$15,751,000

Depreciation expense totaled $5,301,000, $5,258,000 and $5,464,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Accumulated amortization on capital leases amounted to $99,000 and $125,000, as of December 31, 2002 and 2003, respectively.

5. 401(K) PLAN

The Company has a 401(K) plan which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Company contributions to the plan were $102,000, $99,000 and $92,000 in 2001, 2002 and 2003, respectively.

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

In May 2002, the Company and the banks entered into a restructured loan agreement changing the revolving credit facility to a term loan, with all existing defaults being waived. The term loan had a maturity date of December 31, 2004. Pursuant to the agreement, the Company made a $2 million principal payment and made additional principal payments of $3.5 million and $7.0 million in 2002 and 2003, respectively. The agreement provided for interest at the banks’ reference rate plus 1.25% and requires the Company to maintain certain financial covenant ratios. The term loan was secured by substantially all of the Company’s assets. In connection with the restructuring, the Company wrote off $265,000 of deferred financing costs related to the original Agreement in the second quarter of 2002. Certain legal and other costs associated with the new term loan, including restructuring fees of $50,000 and $250,000 paid in May 2002 and June 2003, respectively, were capitalized to be amortized over the remaining life of the loan.

As of March 31, 2003, the Company believed that the acquisition described in Note 3 above would be completed, as well as a complete refinancing of the term loan. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company expensed the then-remaining deferred costs associated with the term loan, $114,000. In June 2003, acquisition and refinancing discussions were terminated, the $114,000 write-off was reversed and the $250,000 fee was paid June 30, 2003. The Company simultaneously resumed amortization of the deferred costs based on the December 31, 2004 due date of the term loan. As a result of the first quarter write-off and the second quarter reversal, income for the first quarter of calendar 2003 was reduced $114,000 ($66,000 net of tax) and income for the second quarter was increased $114,000 ($66,000 net of tax).

In June and September 2003, the Company made an additional term loan principal payments of $1,000,000 each after considering its positive cash position, future cash requirements and the desire to reduce interest costs.

See Note 12 regarding revised credit facilities with the banks.

Interest Rate Swap

In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company receives LIBOR and pays a fixed 6.5% rate of interest for three years. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the interest rate swap contract be recorded at fair value upon adoption of SFAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value o f the interest rate swap contract at the beginning and end of such quarter. The effect of adopting SFAS 133 was to record an initial cumulative-effect balance sheet adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders’ equity) $247,000 (net of $62,000 tax benefit), crediting Derivative Valuation Liability by the $309,000 gross cumulative-effect adjustment and charging Deferred Income Taxes $62,000. The following adjustments were recorded to reflect changes during the years ended December 31, 2001, 2002 and 2003:

	Increase(Decrease) Income

	Derivative Fair Value Change	(Provision for ) Benefit from Income Taxes	Net Derivative Fair Value Change

For the year ended December 31, 2001:

Amortization of cumulative-effect type adjustment	$(121,000)	$24,000	$(97,000)
Difference in the derivative fair value between the beginning and end of the year	(579,000)	116,000	(463,000)

	$(700,000)	$140,000	$(560,000)

For the year ended December 31, 2002:

Amortization of cumulative-effect type adjustment	$(104,000)	$44,000	$(60,000)
Difference in the derivative fair value between the beginning and end of the year	186,000	(77,000)	109,000

	$82,000	$(33,000)	$49,000

For the year ended December 31, 2003:

Amortization of cumulative-effect type adjustment	$(90,000)	$6,000	$(54,000)
Difference in the derivative fair value between the beginning and end of the year	701,000	(280,000)	421,000

	$611,000	$(244,000)	$367,000

Equipment Financing and Capital Leases

The Company has financed the purchase of certain equipment through the issuance of notes payable and under capital leasing arrangements. The notes bear interest at rates ranging from 9.3% to 12.9%. Such obligations are payable in monthly installments through May 2005.

Annual maturities for debt, under both the credit agreement and capital lease obligations as of December 31, 2003, are as follows:

2004	$15,924,000
2005	5,000
Thereafter	-

$15,929,000

See Note 12 regarding revised credit facilities.

7. INCOME TAXES:

The Company’s provision for (benefit from) income taxes for the three years ended December 31, 2003 consists of the following:

	Year Ended December 31,

	2001	2002	2003

Current tax (benefit) expense:
Federal	$(1,229,000)	$1,280,000	$1,820,000
State	-	333,000	504,000

Total current	(1,229,000)	1,613,000	2,324,000

Deferred tax expense:
Federal	844,000	281,000	(178,000)
State	1,000	113,000	(32,000)

Total deferred	845,000	394,000	(210,000)

Total provision for (benefit from) for income taxes	$(384,000)	$2,007,000	$2,114,000

The following is a reconciliation of the components of the provision for (benefit from) income taxes:

	2001	2002	2003

Provision for (benefit from) income taxes per the income statement	$(384,000)	$2,007,000	$2,114,000
Extraordinary item tax benefit	-	-	-
Cumulative effect tax benefit of adopting SAB 101	-	-	-

Provision for (benefit from) income taxes	$(384,000)	$2,007,000	$2,114,000

The composition of the deferred tax assets (liabilities) at December 31, 2002 and December 31, 2003 are listed below:

	2002	2003

Accrued liabilities	$816,000	$784,000
Allowance for doubtful accounts	343,000	315,000
Other	224,000	315,000

Total current deferred tax assets	1,383,000	1,414,000

Property and equipment	(3,486,000)	(2,486,000)
Goodwill and other intangibles	(787,000)	(1,444,000)
State net operating loss carry forward	125,000	123,000
Other	291,000	129,000

Total non-current deferred tax liabilities	(3,857,000)	(3,678,000)

Net deferred tax liability	$(2,474,000)	$(2,264,000)

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	2001	2002	2003

Federal tax computed at statutory rate	(34)%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	2%	6%	5%
Non-deductible goodwill	9%	-	-
Other	3%	2%	1%

	(20)%	42%	40%

8. COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases office and production facilities in California, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2003 are as follows:

2004	$3,658,000
2005	2,998,000
2006	2,919,000
2007	2,961,000
2008	2,157,000
Thereafter	7,929,000

Total rental expense was approximately $3,482,000, $3,106,000 and $3,436,000 for the three years in the period ended December 31, 2003, respectively.

In November 2003, the Company leased a new 64,600 square foot building in Los Angeles, California, for the purpose of consolidating four vault locations then occupying approximately 71, 000 square feet. After the initial build-out of the new facility and termination of the existing leases during 2004, the resulting annual lease and operating expense levels are expected to be favorable to the Company.

As part of the transaction, the Company paid $600,000 for an option to purchase the building for approximately $8,600,000. Additionally, the landlord, General Electric Capital Business Asset Funding Corporation (“General Electric”), has committed to finance approximately $6,500,000 of the purchase price at a fixed interest rate of 7.75% over 15 years. The Company is not obligated to purchase the building or, if the option is exercised, borrow any portion of the purchase price from General Electric. During the period between November 2004 and the May 2005 purchase option date, the Company will decide whether or not to purchase the building. The cost of the option is included in other assets on the balance sheet, to be capitalized as a cost of the building or written off if the Company exercises the purchase option or does not exercise the option, respectively. Until a purc hase decision has been reached, the minimum lease obligations have been included in above.

Pursuant to the lease, General Electric also advanced the Company $800,000 to pay for improvements to the building. Any portion of the $800,000 not spent by November 25, 2004 will have to be returned to General Electric. As of December 31, 2003, the $800,000 has been reflected as obligation to purchase property and equipment as a long-term asset with an offsetting obligation on the balance sheet. The Company will reduce the accrued liability as the cash is expended for improvements to the building.

On September 30, 2003 the Company entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2005, and are renewed automatically on an annual basis after that unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision.

9. STOCK REPURCHASE PLAN:

In February 1999, the Company announced that it would commence a stock repurchase program approved by the Board. The Company did not set a target number of shares to be repurchased. Under the stock repurchase program, the Company was to purchase outstanding shares in such amounts and at such times and prices determined at the sole discretion of management.

The funds for the stock repurchases were provided by the Company’s credit facility with a bank which permitted repurchases up to $5,000,000. During the three years ended December 31, 2001, the Company repurchased $4,391,000 of common stock. The Company was then restricted from further repurchases by the amended credit agreement.

10.  STOCK OPTION PLANS:

Stock Option Plans

In May 1996, the Board of Directors, approved the 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan provides for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. In July 1999, the Company’s shareholders approved an amendment to the 1996 Plan increasing the number of shares reserved for grant to 2,000,000 and providing for automatic increases of 300,000 shares on each August 1 thereafter to a maximum of 4,000,000 shares. As of December 31, 2003, there were 1,236,478 options outstanding under the 1996 Plan and 1,924,120 options were available for grant.

In December 2000, the Company’s Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the “2000 Plan”). As amended, the 2000 Plan provides for the award of options to purchase up to 1,500,000 shares of common stock. Options may be granted under the 2000 Plan solely to attract people who have not previously been employed by the Company as a substantial inducement to join the Company. As of December 31, 2003, there were 814,200 options outstanding under the plan and 674,550 options were available for grant.

Under both plans, the stock option price per share for options granted is determined by the Board of Directors and is based on the market price of the Company’s common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Board, except that no option can be exercised later than ten years from the date it was granted. The stock options generally vest over one to five years and for some options, earlier if the market price of the Company’s common stock exceeds certain levels.

In accounting for its plans, the Company, in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of this election, the Company does not recognize compensation expense for its stock option plans since the exercise price of the options granted equals the fair value of the stock on the date of grant.

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2000	2,897,007	$5.43
Granted during 2001	1,176,350	2.06
Cancelled during 2001	(786,729)	3.88

Balance at December 31, 2001	3,286,628	$4.55

Granted during 2002	529,100	1.76
Exercised during 2002	(10,000)	1.20
Cancelled during 2002	(1,007,069)	7.26

Balance at December 31, 2002	2,798,569	$3.06

Granted during 2003	423,000	$3.00
Exercised during 2003	(120,327)	2.21
Cancelled during 2003	(1,050,654)	3.41

Balance at December 31, 2003	2,050,678	$2.91

Additional information with respect to the outstanding options as of December 31, 2003 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable

Option Exercise Price Range	Number of Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Average Exercise Price

$ 1.01to5.38	2,031	5.0	$2.07	1,028	$2.77
7.00to10.00	20	4.4	7.68	20	7.68

	2,051			1,048

11.SUPPLEMENTAL DATA (unaudited)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2003 (in thousands except per share data).

	2002

	Quarter Ended
					Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$16,846	$16,710	$16,959	$17,904	$68,419
Gross profit	$6,252	$6,076	$6,778	$7,140	$26,247
Net income	$651	$449	$796	$921	$2,817

Income per share:
Basic	$0.07	$0.05	$0.09	$0.10	$0.31
Diluted	$0.07	$0.05	$0.08	$0.10	$0.30

	2003

	Quarter Ended
					Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$17,293	$15,773	$16,709	$15,125	$64,900
Gross profit	$6,439	$5,865	$6,993	$5,933	$25,230
Net income	$992	$271	$1,075	$812	$3,149

Income per share:
Basic	$0.11	$0.03	$0.12	$0.09	$0.35
Diluted	$0.11	$0.03	$0.11	$0.08	$0.33

12. REVISED CREDIT FACILITY

On March 12, 2004, the Company entered into a new credit agreement which provides up to $10 million of revolving credit availability for two years and a five-year $8 million term loan. For the first two years of the term loan, the Company can re-borrow all principal payments to finance up to 80% of capital equipment purchases. The agreement provides for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime rate plus 0.25% or LIBOR plus 2.50% for the term loan, and requires the Company to maintain certain financial covenant ratios. The facilities are secured by all of the Company’s assets. The term loan requires principal payments of $1.6 million annually. The $15,866,000 outstanding term loan as of December 31, 2003 was repaid by $1,000,000 of scheduled principal payments made in January and February 2004 and, on March 12, 2004, by new term loan bo rrowings of $8,000,000 and cash payment of $6,866,000. For financial statement purposes, as of December 31, 2003, an amount representing the portion of the new term loan due after December 31, 2004 ($6,667,000) has been classified as “long-term”.

To the Board of Directors
and Shareholders of Point.360
Hollywood, California

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

Singer Lewak Greenbaum & Goldstein LLP
Los Angeles, CA
February 19, 2004

_______________________________________

To the Board of Directors
and Shareholders of Point.360

Our  audit  of  the  consolidated  financial statements referred to in our report  dated February 25, 2002, except for Notes 2 and 6, as to which the date is October  28,  2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the year ended December 31, 2001 listed in Item 8 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly,  in all  material  respects,  the  information set forth therein  when  read  in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2002 , except for Notes 2 and 6,
as to which the date is October 28, 2002

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year
Year ended December 31, 2001	$1,473,000	$529,000	$--	$(1,321,000)	$681,000

Year ended December 31, 2002	$681,000	$301,000	$--	$(181,000)	$801,000

Year ended December 31, 2003	$801,000	$121,000	$--	$(187,000)	$735,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding the Company’s change in independent accountants was previously reported in its Form 8-K reports dated June 12, 2002 and July 26, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as the end of the period covered by this report. Based on that evaluation, the Chief Executie Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter t hat materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On July 3, 2003, the Company adopted a Code of Ethics (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees. Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and shareholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code. The text of the Code has been posted on the Company’s website (www.point360.com). A copy of the Code can be obtained free-of-charge upon written request to:

Corporate Secretary
Point.360
7083 Hollywood Blvd., Suite 200
Hollywood, CA 90028

If the Company makes any amendment to, or grant any waivers of, a provision of the Code that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website.

Other information called for by Item 10 of Form 10-K is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for its annual meeting of shareholders relating to fiscal 2003 (the “Proxy Statement”), which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K is set forth under the heading “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 of Form 10-K is set forth under the heading “Certain Relationships and Related Transactions” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 of Form 10-K is set forth under the heading “Independent Public Accountants” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report:

(1,2)    Financial Statements and Schedules.
The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – December 31, 2002 and 2003
Consolidated Statements of Income – Fiscal Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Shareholders’ Equity – Fiscal Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Cash Flows – Fiscal Years Ended December 31, 2001, 2002 and 2003
Notes to Consolidated Financial Statements

(3)Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Company. (2)

3.2	By-laws of the Company. (2)

10.1	Agreement and Plan of Merger, dated as of December 24, 1999, among VDI MultiMedia, VDI MultiMedia, Inc. and VMM Merger Corp. (1)

10.2	1996 Stock Incentive Plan of the Company. (2)

10.3	2000 Stock Incentive Plan of the Company. (7)

10.4	Asset Purchase Agreement, dated as of December 28, 1996 by and among VDI Media, Woodholly Productions, Yvonne Parker, Rodger Parker, Jim Watt and Kim Watt. (3)

10.5	Asset Purchase Agreement, dated as of June 12, 1998 by and between VDI Media and All Post, Inc. (4)

10.6	Asset Purchase Agreement, dated as of November 9, 1998 by and among VDI Media, Dubs Incorporated, Vincent Lyons and Barbara Lyons. (5)

10.7	Asset Purchase Agreement dated November 3, 2000 by and among the Company, Creative Digital, Inc. and Larry Hester. (7)

10.8	Third Amendment and Restated Credit Agreement dated May 2, 2002, among the Company, Union Bank of California, N.A., United California Bank, and U.S. Bank National Association. (8)

10.9	Option Agreement dated July 3, 2002 between the Company and Alliance Atlantis Communications Inc. (9)

10.10	First Amendment to Credit Agreement dated October 2, 2002, among the Company, Union Bank of California, Bank of the West and U.S. National Bank Association. (11)

10.11	Resignation and General Release Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (10)

10.12	Consulting Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (10)

10.13	Non-competition Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (10)

10.14	Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc. (12)

10.15	Severance Agreement dated September 30, 2003 between the Company and Haig S. Bagerdjian. (13)

10.16	Severance Agreement dated September 30, 2003 between the Company and Alan R. Steel. (13)

10.17	Lease Agreement dated November 26, 2003 between the Company and General Electric Capital Business Asset Funding Corporation.

10.18	Credit Agreement dated March 12, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (14)

23.1	Consent of Independent Accountants.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

40

_____________________________________

  Filed with the Securities and Exchange Commission (“SEC”) on January 11, 2000 as an exhibit to the Company’s Form 8-K and incorporated herein by reference.
  Filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on May 17, 1996 or as an exhibit to Amendment No. 1 to the Form S-1 filed with the SEC on December 31, 1996 and incorporated herein by reference.
  Filed with the SEC on June 29, 1998 as an exhibit to the Company’s Form 8-K and incorporated herein by reference
  Filed with SEC on December 2, 1998 as an exhibit to the Company’s Form 8-K and incorporated herein by reference.
  Filed with the SEC on April 11, 2001 as an exhibit to the Company’s Form 10-K and incorporated herein by reference.
  Filed with the SEC on August 14, 2001 as an exhibit to the Company’s Form 10-Q and incorporated herein by reference.
  Filed with the SEC on September 7, 2001 as an exhibit to the Company’s Form S-8 and incorporated herein by reference.
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
  Filed as exhibit to Form 8-K with the Commission on January 8, 2003.
  Filed as an exhibit to Form 10-Q with the Commission on November 12, 2003.
  Filed as an exhibit to Form 8-K with the Commission on March 16, 2004.
(b)   Reports on Form 8-K:

The Company filed a Form 8-K dated November 12, 2003 related to its earnings release for the quarter ended September 30, 2003.

The Company filed a Form 8-K dated February 26, 2004 related to its earnings release for the quarter ended December 31, 2003.

The Company filed a Form 8-K dated March 16, 2004, related to new lease and credit agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2004	Point.360
	By:	/s/ Haig S. Bagerdjian Haig S. Bagerdjian Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian	Chairman of the Board of Directors,	March 14, 2004
Haig S. Bagerdjian	President and Chief Executive Officer

/s/ Alan R. Steel	Executive Vice President,	March 11, 2004
Alan R. Steel	Finance and Administration, Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Robert A. Baker	Director	March 11, 2004
Robert A. Baker

/s/ Greggory J. Hutchins	Director	March 11, 2004
Greggory J. Hutchins

/s/ Sam P. Bell	Director	March 11, 2004
Sam P. Bell

/s/ G. Samuel Oki	Director	March 8, 2004
G. Samuel Oki

