Form 10-Q
period 2004-03-31
POINT 360
filed 2004-05-13
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004 or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________ to _________

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

Yes    X      No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___    No    X

As of April 9, 2004, there were 9,199,894 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2003	March 31, 2004

		(unaudited)
Current assets:
Cash and cash equivalents	$7,206,000	$815,000
Accounts receivable, net of allowances for doubtful
accounts of $735,000 and $759,000 (unaudited), respectively	9,490,000	10,588,000
Income tax receivable	—	—
Inventories	794,000	759,000
Prepaid expenses and other current assets	895,000	830,000
Deferred income taxes	1,414,000	1,414,000

Total current assets	19,799,000	14,406,000

Property and equipment, net	15,751,000	14,604,000
Other assets, net	1,348,000	1,330,000
Goodwill and other intangibles, net	27,046,000	27,046,000
Rights to purchase property and equipment	800,000	764,000

Total assets	$64,744,000	$58,150,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,460,000	$4,210,000
Accrued expenses	3,123,000	2,660,000
Income taxes payable	296,000	639,000
Current portion of borrowings under credit agreement	9,199,000	1,600,000
Current portion of capital lease obligations	58,000	43,000

Total current liabilities	16,136,000	9,152,000

Deferred income taxes	3,678,000	3,678,000
Notes payable, less current portion	6,667,000	6,400,000
Capital lease obligations, less current portion	95,000	91,000
Obligation to purchase property and equipment	800,000	764,000

Total long-term liabilities	11,240,000	10,933,000

Total liabilities	27,376,000	20,085,000

Contingencies (Note 4 and 8)	—	—

Shareholders’ equity
Preferred stock – no par value; 5,000,000 authorized; none outstanding	—	—
Common stock – no par value; 50,000,000 authorized; 9,134,559
and 9,199,894 (unaudited) shares issued and outstanding, respectively	17,625,000	17,829,000
Additional paid-in capital	624,000	624,000
Retained earnings	19,119,000	19,612,000

Total shareholders’ equity	37,368,000	38,065,000

Total liabilities and shareholders’ equity	$64,744,000	$58,150,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2003	2004

		(unaudited)

Revenues	$17,293,000	$15,468,000
Cost of goods sold	(10,854,000)	(9,819,000)

Gross profit	6,439,000	5,649,000
Selling, general and administrative expense	(4,382,000)	(4,595,000)

Operating income	2,057,000	1,054,000
Interest expense, net	(521,000)	(223,000)
Derivative fair value change	145,000	—
Other income	—	6,000

Income (loss) before income taxes	1,681,000	837,000
(Provision for) benefit from income taxes	(689,000)	(344,000)

Net income (loss)	$992,000	$493,000

Other comprehensive income:
Derivative fair value change	$(15,000)	$—

Comprehensive income (loss)	$977,000	$493,000

Earnings (loss) per share:
Basic:
Net income (loss)	$0.11	$0.05
Weighted average number of shares	9,023,440	9,152,497

Diluted:
Net income (loss)	$0.11	$0.05
Weighted average number of shares including the dilutive effect of stock options	9,289,476	9,890,447

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2003	2004

Cash flows from operating activities:
Net income (loss)	$992,000	$493,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,286,000	1,391,000
Provision for doubtful accounts	92,000	26,000
Deferred income taxes	154,000	—
Other non cash item	(41,000)	3,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	577,000	(1,124,000)
Decrease in inventories	87,000	35,000
(Increase) decrease in prepaid expenses and other current assets	(174,000)	65,000
(Increase) decrease in other assets	(95,000)	18,000
Increase in accounts payable	355,000	750,000
Increase (decrease) in accrued expenses	390,000	(463,000)
(Decrease) increase in income taxes	(233,000)	344,000

Net cash provided by operating activities	3,390,000	1,538,000

Cash used in investing activities:
Capital expenditures	(466,000)	(287,000)
Proceeds from sale of equipment	—	40,000
Net cash paid for acquisitions	(282,000)	—

Net cash used in investing activities	(748,000)	(247,000)

Cash flows used in financing activities:
Exercise of stock options	26,000	203,000
Proceeds from bank note		8,000,000
Repayment of notes payable	(1,251,000)	(15,866,000)
Repayment of capital lease obligations	(19,000)	(19,000)
Contract settlement	(90,000)	—

Net cash used in financing activities	(1,334,000)	(7,682,000)

Net increase (decrease) in cash	1,308,000	(6,391,000)
Cash and cash equivalents at beginning of period	5,372,000	7,206,000

Cash and cash equivalents at end of period	6,680,000	815,000

Supplemental disclosure of cash flow information -
Cash paid for:
Interest	512,000	241,000

Income tax	$917,000	$59,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

NOTE 1 - THE COMPANY

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

     The Company seeks to capitalize on growth in demand for the services related to the distribution of entertainment content, without assuming the production or ownership risk of any specific television program, feature film or other form of content. The primary users of the Company’s services are entertainment studios and advertising agencies that choose to outsource such services due to the sporadic demand of any single customer for such services and the fixed costs of maintaining a high-volume physical plant.

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2003.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE

     In May 2002, the Company and its banks entered into a term loan agreement having a maturity date of December 31, 2004. Pursuant to the agreement, the Company made a $2 million principal payment and made additional principal payments of $3.5 million and $7.0 million in 2002 and 2003, respectively. The agreement provided for interest at the banks’ reference rate plus 1.25% and required the Company to maintain certain financial covenant ratios. The term loan was secured by substantially all of the Company’s assets. In connection with the term loan, the Company wrote off $265,000 of deferred financing costs related to the previous bank agreement in the second quarter of 2002. Certain legal and other costs associated with the new term loan, including fees of $50,000 and $250,000 paid in May 2002 and June 2003, respectively, were capitalized to be amortized over the remaining life of the loan.

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

     On March 12, 2004, the Company entered into a new credit agreement which provides up to $10 million of revolving credit availability for two years and a five-year $8 million term loan. For the first two years of the term loan, the Company can re-borrow all principal payments to finance up to 80% of capital equipment purchases. The agreement provides for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime rate plus 0.25% or LIBOR plus 2.50% for the term loan, and requires the Company to maintain certain financial covenant ratios. The facilities are secured by all of the Company’s assets. The term loan requires principal payments of $1.6 million annually. The $15,866,000 outstanding term loan as of December 31, 2003 was repaid by $1,000,000 of scheduled principal payments made in January and February 2004 and, on March 12, 2004, by new term loan borrowings of $8,000,000 and cash payment of $6,866,000. For financial statement purposes, as of December 31, 2003, an amount representing the portion of the new term loan due after December 31, 2004 ($6,667,000) was classified as “long-term”.

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

     In connection with the possible acquisition of the Subsidiaries, the Company entered discussions with several possible lenders to provide financing for the purchase of the Subsidiaries and to pay off the Company’s existing term loan with a group of banks. A provision in the Company’s term loan agreement prohibited acquisitions unless approved by the banks, which permission had been denied.

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

NOTE 5 - DERIVATIVE AND HEDGING ACTIVITIES

     In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount was $15,000,000, whereby the Company received LIBOR and paid a fixed 6.5% rate of interest for three years. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” required that the swap contract be recorded at fair value upon adoption of SFAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the swap contract at the beginning and end of such quarter. The interest rate swap contract terminated in November 2003. The following adjustments were recorded to reflect changes during the three -month period ended March 31, 2003:

	Increase (Decrease) Income

	Derivative Fair Value Change	(Provision for) Benefit from Income Taxes	Net Derivative Fair Value Change

For the three months ended March 31, 2003:

Amortization of cumulative-effect type adjustment	$(26,000)	$11,000	$(15,000)

Difference in the derivative fair value between the beginning and end of the quarter	171,000	(70,000)	101,000

	$145,000	$(59,000)	$86,000

NOTE 6 - STOCK-BASED COMPENSATION

      The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148 and are as follows for the three-month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts).

	Threemonths ended
	March 31

	2003	2004

Net income:
As reported	$992,000	$493,000
Pro forma	$888,000	$415,000

Basic earnings per share of common stock:
As reported	$0.11	$0.05
Pro forma	$0.10	$0.05

Diluted earnings per share of common stock:
As reported	$0.11	$0.05
Pro forma	$0.10	$0.04

      The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended
	March 31

	2003	2004

Risk-free interest rate	1.25%	1.05%
Expected term (years)	5.0	5.0
Volatility	101%	58%
Expected annual dividends	0%	0%

NOTE 7 - CONSOLIDATION OF CERTAIN FACILITIES

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

     As part of the transaction, the Company paid $600,000 for an option to purchase the building for approximately $8,600,000. Additionally, the landlord, General Electric Capital Business Asset Funding Corporation (“General Electric”), has committed to finance approximately $6,500,000 of the purchase price at a fixed interest rate of 7.75% over 15 years. The Company is not obligated to purchase the building or, if the option is exercised, borrow any portion of the purchase price from General Electric. During the period between November 2004 and the May 2005 purchase option date, the Company will decide whether or not to purchase the building. The cost of the option is included in other assets on the balance sheet, to be capitalized as a cost of the building or written off if the Company exercises the purchase option or does not exercise the option, respectively. Until a purchase decision has been reached, the minimum lease obligations have been included in above.

     Pursuant to the lease, General Electric also advanced the Company $800,000 to pay for improvements to the building. Any portion of the $800,000 not spent by November 25, 2004 will have to be returned to General Electric. As of December 31, 2003, the $800,000 was reflected as an obligation to purchase property and equipment as a long-term asset with an offsetting obligation on the balance sheet. As of March 31, 2004, the Company reduced the right and the obligation to purchase property and equipment by $36,000 expended for improvements to the building.

NOTE 8 - CONTINGENCIES

     In addition to the legal proceedings the Company has with Alliance (see Note 4) from time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003.

      Revenues. Revenues decreased by $1.8 million to $15.5 million for the three-month period ended March 31, 2004, compared to $17.3 million for the three-month period ended March 31, 2003.

      Gross Profit. In the first quarter of 2004, gross margin was 37%, the same as the first quarter of 2003.

      Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”) expense increased $0.2 million, or 5% to $4.6 million for the three-month period ended March 31, 2004, compared to $4.4 million for the three-month period ended March 31, 2003. As a percentage of revenues, SG&A increased to 30% for the three-month period ended March 31, 2004, compared to 25% for the three-month period ended March 31, 2003.

      Operating Income. Operating income decreased $1.0 million to $1.1 million for the three-month period ended March 31, 2004, compared to a $2.1 million for the three-month period ended March 31, 2003.

      Interest Expense. Interest expense for the three-month period ended March 31, 2004 was $0.2 million, a decrease of $0.3 million from the three-month period ended March 31, 2003 because of lower debt levels due to principal payments made during the last twelve months.

      Derivative Fair Value Change. The Company adopted SFAS 133 on January 1, 2001. During the quarter ended March 31, 2003, the Company recorded the difference between the derivative fair value of the Company’s interest rate hedge contract at the beginning and end of the period, or $171,000 income ($101,000 net of tax provision), and amortization of the cumulative-effect adjustment.

      Income Taxes. The Company’s effective tax rate was 41% for the first quarter of 2004 and 2003. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

      Net Income. The net income for the three-month period ended March 31, 2004 was $0.5 million, a decrease of $0.5 million compared to net income of $1.0 million for the three-month period ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company’s Form 10-K for the year ended December 31, 2003.

     The Company’s operating activities provided cash of $1.5 million for the three months ended March 31, 2004. The Company’s investing activities used cash of $0.2 million in the twelve months ended December 31, 2003. The Company spent approximately $0.2 million for the addition and replacement of capital equipment and management information systems which we believe is a reasonable capital expenditure level given the current revenue volume. In the prior year, the Company’s capital expenditures were $0.5 million. The Company’s business is equipment intensive, requiring periodic expenditures of cash or the incurrence of additional debt to acquire additional fixed assets in order to increase capacity or replace existing equipment.

     In May 2002, the Company and its banks entered into a term loan agreement with a maturity date of December 31, 2004. In January and February 2004, the Company made $1 million of scheduled principal payments under the term loan. In March 2004, the Company paid off the remaining $14.9 million prior term loan principal balance with $6.9 of cash and proceeds from the new $8 million term loan pursuant to a new credit agreement. The new agreement provides up to $10 million of revolving credit availability for two years and a five-year $8 million five-year term loan. For the first two years of the term loan, the Company can re-borrow all principal payments to finance up to 80% of capital equipment purchases. The agreement provides for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime rate plus 0.25% or LIBOR plus 2.50% for the term loan, and requires the Company to maintain certain financial covenant ratios. The term loan requires principal payments of $1.6 million annually. As of March 31, 2004, the Company’s cash and revolving credit availability was approximately $10.5 million.

     In November 2003, the Company leased a new 64,600 square foot building in Los Angeles, California, for the purpose of consolidating four vault locations then occupying approximately 71, 000 square feet in four locations. After the initial build-out of the new facility and termination of the existing leases during 2004, the resulting annual lease and operating expense levels are expected to be favorable to the Company. A provision of the lease provides that in May 2005, the Company has an option to purchase the building for approximately $8,600,000. Additionally, the landlord, General Electric Capital Business Asset Funding Corporation (“General Electric”), has committed to finance approximately $6,500,000 of the purchase price at a fixed interest rate of 7.75% over 15 years. The Company is not obligated to purchase the building or, if the option is exercised, borrow any portion of the purchase price from General Electric. Prior to the purchase option date, we will decide whether or not to purchase the building and may seek to exercise the purchase option in advance of the May 2005 option date. An exercise of the purchase option will require a cash expenditure of $2.0-$2.5 million for the down payment.

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

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $41.7 million as of March 31, 2004.

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “ Goodwill and Other Intangible Assets ” (“SFAS 142”) became effective and as a result, we ceased to amortize approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002, and the Fiscal 2002 and 2003 tests performed as of September 30, 2002 and 2003, respectively, required no goodwill impairment. The discounted cash flow method used to evaluate goodwill impairment included cash flow estimates for 2004 and subsequent years. If actual cash flow performance does not meet these expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of March 31, 2004 was $2.3 million. The Company did not record a valuation allowance against its deferred tax assets as of March 31, 2004.

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

  Recent history of losses
  Prior breach of credit agreement covenants.
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

Recent History of Losses. The Company reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the nine fiscal quarters ended March 31, 2004, there can be no assurance as to future profitability on a quarterly or annual basis.

Prior Breach of Credit Agreement Covenants. Due to lower operating cash amounts resulting from reduced sales levels in 2001 and the consequential net losses, the Company breached certain covenants of its credit facility. The breaches were temporarily cured based on amendments and forbearance agreements among the Company and the banks which called for, among other provisions, scheduled payments to reduce amounts owed to the banks to the permitted borrowing base. In August 2001, the Company failed to meet the principal repayment schedule and was once again in breach of the credit facility. The banks ended their formal commitment to the Company in December 2001.

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

Expansion Strategy. Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business. Even though we have completed eight acquisitions in the last six fiscal years, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems.

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

If we acquire any entities, we may have to finance a large portion of the anticipated purchase price and refinance our existing credit agreement. The cost of any new financing may be higher than our existing credit facility. Future earnings and cash flow may be negatively impacted if any acquired entity does not generate sufficient earnings and cash flow to offset the increased costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. The Company had borrowings of $8,000,000 at March 31, 2004 under a term loan and revolving credit agreement. Amounts outstanding under the loan and revolving credit facility provide for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, and prime plus 0.25% or LIBOR plus 2.50% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (referred to hereafter as “FAS 133”), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the quarter ended March 31, 2003, the Company recorded income of $171,000 ($101,000 net of tax provision), for the derivative fair value change and amortization of the cumulative effect type adjustment. The interest rate swap contract terminated in November 2003.

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

      In addition to the above, from time to time, the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Option Agreement dated July 3, 2002 between the Company and Alliance Atlantis Communications Inc. (1)

	10.2	Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc. (2)

	10.3	Lease Agreement dated November 26, 2003 between the Company and General Electric Capital Business Asset Funding Corporation. (3)

	10.4	Credit Agreement dated March 12, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (3)

	31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Form 8-K with the Commission on July 15, 2002.
(2)	Filed as exhibit to Form 8-K with the Commission on January 8, 2003.
(3)	Filed as an exhibit to Form 8-K with the Commission on March 16, 2004.

(b)	Reports On Form 8-K

The Company filed a Form 8-K dated February 26, 2004 related to its earnings release for the quarter ended December 31, 2003.

The Company filed a Form 8-K dated March 16, 2004, related to new lease and credit agreements.

The Company filed a Form 8-K dated May 13, 2004 related to its earnings release for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: May 13, 2004	BY:	/s/ Alan R. Steel

Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)