Form 10-K/A
period 2003-12-31
POINT 360
filed 2004-06-28
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

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

         Yes ___   No  X


        The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $17,837,000 computed by reference to the price at which the common equity was last sold on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003. As of March 31, 2004, there were 9,199,894 shares of Common Stock outstanding.


                                         Total number of pages in this report: 4

EXPLANATORY NOTE

The purpose of this amendment is to include the consent of independent public accountants for the fiscal year ended December 31, 2001 which was omitted from the Company's Form 10-K originally filed on March 22, 2004.

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements on Forms S-8 (Nos. 333-69174 and 333-69168) of Point.360 of our report dated February 25, 2002 , except for Notes 2 and 6, as to which the date is October 28, 2002 , relating to the financial statements, which appear in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 25, 2002, except for Notes 2 and 6, as to which the date is October 28, 2002, relating to the financial statement schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
June 25, 2005

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    POINT.360

DATE:  June 25, 2004                BY: /s/ Alan R. Steel
                                    ------------------------------
                                        Alan R. Steel
                                        Executive Vice President,
                                        Finance and Administration and
                                        Chief Financial Officer
                                        (duly authorized officer and
                                         principal financial officer)