Form 10-Q
period 2004-06-30
POINT 360
filed 2004-08-16
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________________ to ___________

Commission file number  0-21917

Point.360

(Exact Name of Registrant as Specified in Its Charter)

California (State of or other jurisdiction of incorporation or organization)	95-4272619 (I.R.S. Employer Identification No.)

7083 Hollywood Boulevard, Suite 200, Hollywood, CA (Address of principal executive offices)	90028 (Zip Code)

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
Yes ☐   No ☒

As of July 9, 2004, there were 9,207,032 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

POINT.360
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2003	June 30, 2004

		(unaudited)
Current assets:
Cash and cash equivalents	$7,206,000	$2,227,000
Accounts receivable, net of allowances for doubtful accounts of $735,000 and $755,000 (unaudited), respectively	9,490,000	9,562,000
Inventories	794,000	829,000
Prepaid expenses and other current assets	895,000	891,000
Deferred income taxes	1,414,000	1,414,000

Total current assets	19,799,000	14,923,000

Property and equipment, net	15,751,000	14,938,000
Other assets, net	1,348,000	1,336,000
Goodwill and other intangibles, net	27,046,000	27,046,000
Rights to purchase property and equipment	800,000	-

Total assets	$64,744,000	$58,243,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,460,000	$5,102,000
Accrued wages and benefits	1,361,000	1,386,000
Other accrued expenses	1,762,000	1,349,000
Income taxes payable	296,000	690,000
Current portion of borrowings under bank credit agreement	9,199,000	1,600,000
Current portion of capital lease and other obligations	58,000	88,000

Total current liabilities	16,136,000	10,215,000

Deferred income taxes	3,678,000	3,678,000
Bank notes payable, less current portion	6,667,000	6,000,000
Capital lease and other obligations, less current portion	95,000	195,000
Obligation to purchase property and equipment	800,000	-

Total long-term liabilities	11,240,000	9,873,000

Total liabilities	27,376,000	20,088,000

Contingencies (Note 4 and 8)	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 authorized; 9,134,559
and 9,200,457 (unaudited) shares issued and outstanding, respectively	17,625,000	17,845,000
Additional paid-in capital	624,000	624,000
Retained earnings	19,119,000	19,686,000

Total shareholders’ equity	37,368,000	38,155,000

Total liabilities and shareholders’ equity	$64,744,000	$58,243,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Revenues	$15,773,000	$13,913,000	$33,066,000	$29,382,000
Cost of goods sold	(9,908,000)	(9,110,000)	(20,762,000)	(18,929,000)

Gross profit	5,865,000	4,803,000	12,304,000	10,453,000
Selling, general and administrative expense	(3,995,000)	(4,568,000)	(8,377,000)	(9,164,000)
Write-off of deferred acquisition and financing costs	(1,002,000)	-	(1,002,000)	-

Operating income	868,000	235,000	2,925,000	1,289,000
Interest expense, net	(575,000)	(111,000)	(1,096,000)	(329,000)
Derivative fair value change	166,000	-	311,000	-

Income before income taxes	459,000	124,000	2,140,000	960,000
Provision for income taxes	(188,000)	(51,000)	(877,000)	(393,000)

Net income	$271,000	$73,000	$1,263,000	$567,000

Other comprehensive income:
Derivative fair value change	$(15,000)	$-	$(30,000)	$-

Comprehensive income	$256,000	$73,000	$1,233,000	$567,000

Earnings per share:
Basic:
Net income	$0.03	$0.01	$0.14	$0.06
Weighted average number of shares	9,060,551	9,200,211	9,042,215	9,176,354

Diluted:
Net income	$0.03	$0.01	$0.14	$0.06
Weighted average number of shares including the dilutive effect of stock options	9,408,030	9,669,099	9,336,976	9,778,654

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003	2004

Cash flows from operating activities:
Net income	$1,263,000	$567,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,594,000	2,744,000
Provision for doubtful accounts	122,000	48,000
Deferred income taxes	233,000	-
Other non cash item	(264,000)	(9,000)
Write-off of acquisition costs	1,002,000	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,565,000	(120,000)
Decrease (increase) in inventories	67,000	(35,000)
Decrease in prepaid expenses and other current assets	267,000	299,000
(Increase) decrease in other assets	(685,000)	12,000
(Decrease) increase in accounts payable	(119,000)	1,642,000
Increase (decrease) in accrued expenses	66,000	(389,000)
(Decrease) increase in income taxes	(156,000)	99,000

Net cash provided by operating activities	6,955,000	4,858,000

Cash used in investing activities:
Capital expenditures	(750,000)	(1,962,000)
Proceeds from sale of equipment	-	40,000
Net cash paid for acquisitions	(8,000)	-

Net cash used in investing activities	(758,000)	(1,922,000)

Cash flows used in financing activities:
Exercise of stock options	64,000	220,000
Proceeds from bank note	-	8,000,000
Change in note payable	-	183,000
Repayment of notes payable	(3,532,000)	(16,266,000)
Repayment of capital lease obligations	(37,000)	(52,000)
Contract settlement	(90,000)	-

Net cash used in financing activities	(3,595,000)	(7,915,000)

Net increase (decrease) in cash	2,602,000	(4,979,000)
Cash and cash equivalents at beginning of period	5,372,000	7,206,000

Cash and cash equivalents at end of period	$7,974,000	$2,227,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$512,000	$327,000

Income tax	$1,533,000	$295,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

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

Since January 1, 1997, the Company has successfully completed eight acquisitions of companies providing similar services. On July 1, 2004, the Company acquired another entity (see Note 10). The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, the Company believes it is one of the largest and most diversified providers of technical and distribution services to the entertainment and advertising industries, and is therefore able to offer its customers a single source for such services at prices that reflect the Company’s scale economies.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2003.

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

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE

In May 2002, the Company and its banks entered into a term loan agreement amending a previous credit arrangement and having a maturity date of December 31, 2004. Pursuant to the agreement, the Company made a $2 million principal payment and made additional principal payments of $3.5 million and $7.0 million in 2002 and 2003, respectively. The agreement provided for interest at the banks’ reference rate plus 1.25% and required the Company to maintain certain financial covenant ratios. The term loan was secured by substantially all of the Company’s assets. Certain legal and other costs associated with the new term loan, including fees of $50,000 and $250,000 paid in May 2002 and June 2003, respectively, were capitalized to be amortized over the remaining life of the loan.

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

See Note 10 regarding a change to the new credit agreement in connection with the July 2004 acquisition of another entity.

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

NOTE 5 - DERIVATIVE AND HEDGING ACTIVITIES

In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount was $15,000,000, whereby the Company received LIBOR and paid a fixed 6.5% rate of interest for three years. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” required that the swap contract be recorded at fair value upon adoption of SFAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between t he fair value of the swap contract at the beginning and end of such quarter. The interest rate swap contract terminated in November 2003. The following adjustments were recorded to reflect changes during the three- and six-month periods ended June 30, 2003:

	Increase (Decrease) Income

	Derivative Fair Value Change	(Provision for) Benefit from Income Taxes	Net Derivative Fair Value Change

For the three months ended June 30, 2003:
Amortization of cumulative-effect type adjustment	$(26,000)	$11,000	$(15,000)

Difference in the derivative fair value between the beginning and end of the quarter	192,000	(79,000)	113,000

	$166,000	$(68,000)	$98,000

For the six months ended June 30, 2003:
Amortization of cumulative-effect type adjustment	$(52,000)	$21,000	$(31,000)

Difference in the derivative fair value between the beginning and end of the period	363,000	(149,000)	214,000

	$311,000	$(128,000)	$183,000

NOTE 6 - STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148 and are as follows for the three- and six-month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts).

	Three months ended June 30		Six months ended June 30

	2003	2004	2003	2004

Net income:
As reported	$270,932	$73,062	$1,262,744	$566,692
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	84,145	92,932	167,570	166,876

Pro forma	186,787	(19,870)	1,095,174	399,816

Basic earnings per share of common stock:
As reported	$0.03	$0.01	$0.14	$0.06
Pro forma	$0.02	$(0.00)	$0.12	$0.04

Diluted earnings per share of common stock:
As reported	$0.03	$0.01	$0.14	$0.06
Pro forma	$0.02	$(0.00)	$0.12	$0.04

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30		Six months ended June 30

	2003	2004	2003	2004

Risk-free interest rate	1.05%	1.02%	1.15%	1.0%
Expected term (years)	5.61%	4.64%	5.61%	4.64%
Volatility	80%	54%	80%	54%
Expected annual dividends	0.0%	0.0%	0.0%	0.0%

NOTE 7 - CONSOLIDATION OF CERTAIN FACILITIES

In November 2003, the Company leased a new 64,600 square foot building in Los Angeles, California, for the purpose of consolidating four vault locations then occupying approximately 71,000 square feet. After the initial build-out of the new facility and termination of the existing leases during 2004, the resulting annual lease and operating expense levels are expected to be favorable to the Company.

As part of the transaction, the Company paid $600,000 for an option to purchase the building for approximately $8,600,000. Additionally, the landlord, General Electric Capital Business Asset Funding Corporation (“General Electric”), committed to finance approximately $6,500,000 of the purchase price at a fixed interest rate of 7.75% over 15 years. The Company was not obligated to purchase the building or, if the option was exercised, borrow any portion of the purchase price from General Electric. The cost of the option was included in other assets on the balance sheet as of December 31, 2003, to be capitalized as a cost of the building or written off when the Company exercised the purchase option or does not exercise the option, respectively.

Pursuant to the lease, General Electric also advanced the Company $800,000 to pay for improvements to the building. Any portion of the $800,000 not spent by November 25, 2004 was to have been returned to General Electric. As of December 31, 2003, the $800,000 was reflected as an obligation to purchase property and equipment as a long-term asset with an offsetting liability on the balance sheet. As of June 30, 2004, the Company reduced the right and the obligation to purchase property and equipment by $800,000 expended for improvements to the building.

In August 2004, the Company intends to exercise its option to purchase the building. See Note 10.

NOTE 8 - CONTINGENCIES

In addition to the legal proceedings the Company has with Alliance (see Note 4) from time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 9 - SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2004, the number of outstanding shares of the Company’s common stock increased by 65,898 shares due to the exercise of employee stock options for $220,000 in cash.

NOTE 10 - SUBSEQUENT EVENTS

In July 2004, the Company acquired all of the outstanding stock of International Video Conversions, Inc. (“IVC”) for $7 million in cash. The purchase agreement requires possible additional payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if earnings before interest, taxes, depreciation and amortization during the 30 months after the acquisition reach certain predetermined levels. As part of the transaction, the Company entered into employment and/or non competition agreements with four senior officers of IVC which fix responsibilities, salaries and other benefits and set forth limitations on the individuals’ ability to compete with the Company for the term of the earn-out period (30 months). IVC is a high definition and standard definition digital mastering and data conversion entity serving the motion picture/television production industry. In connection with the acquisition, the term loan portion of the Company’s bank facility (see Note 3) was increased by $4.7 million. To pay for the acquisition, the Company used $2.3 million of cash on hand and borrowed $4.7 million under the term loan portion of the facility.

In August 2004, the Company expects to exercise its option to purchase a building (see Note 7) for $8,572,000. $6,435,000 of the purchase price will be borrowed pursuant to a new 15-year term loan secured by the land and building, requiring first year monthly interest and principal payments of approximately $49,000. The previously paid $600,000 option price and the $800,000 advanced for improvements will be reclassified as a cost of the property.

In connection with the expected building purchase, in July 2004, the Company entered into a one-year interest rate swap contract to economically hedge the mortgage debt. Under the terms of the swap agreement, the amount hedged was $6,435,000 at a 4.35% interest rate. Prior to the end of the contract, in August 2005, the Company is obligated to “fix” the interest rate with respect to the remaining 14 years of the mortgage debt term.

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes and contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of various factors.

We are one of the largest providers of video and film asset management services to owners, producers and distributors of entertainment and advertising content. We provide the services necessary to edit, master, reformat, archive and ultimately distribute our clients’ film and video content, including television programming, spot advertising, feature films and movie trailers using electronic and physical means. We deliver commercials, movie trailers, electronic press kits, infomercials and syndicated programming to hundreds of broadcast outlets worldwide. Our interconnected facilities in Los Angeles, New York, Chicago, Dallas and San Francisco provide service coverage in each of the major U.S. media centers. Clients include major motion picture studios, advertising agencies and corporations.

We operate in a highly competitive environment in which customers desire a broad range of service at a reasonable price. There are many competitors offering some or all of the services provided by the Company. Additionally, some of our customers are large studios, which also have in-house capabilities that may influence the amount of work outsourced to companies like Point.360. We attract and retain customers by maintaining a high service level at reasonable prices.

In recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue over a long term (i.e. the next 10 years). All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins.
The Company has an opportunity to expand its business by establishing closer relationships with our customers through excellent service at a competitive price. Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships. Also, growth can be achieved by acquiring similar businesses (for example, the acquisition of International Video Conversions, Inc. in July 2004) which can increase revenues by adding new customers, or expanding services provided to existing customers.

Our business generally involves the immediate servicing needs of our customers. Most orders are fulfilled within several days, with occasional larger orders spanning weeks or months. At any particular time, we have little firm backlog.

We believe that our nationwide interconnected facilities provide the ability to better service national customers than single-location competitors. We will look to expand both our service offering and geographical presence through acquisition of other businesses or opening additional facilities.

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003.

Revenues. Revenues decreased by $1.9 million to $13.9 million for the three-month period ended June 30, 2004, compared to $15.8 million for the three-month period ended June 30, 2003. The decline is due to fewer syndicated television shows, electronic press kits and movie advertising spots being distributed by the Company resulting from an ordering slowdown from some customers as well as some business lost due to price competition. We expect revenues to increase in future quarters due to positive recent increase ordering activity and the July 2004 acquisition of a post-production entity.

Gross Profit. In the second quarter of 2004, gross margin was 35% of sales, compared to 37% for quarter ended June 30, 2003.

Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”) expense increased $0.6 million, or 14% to $4.6 million for the three-month period ended June 30, 2004, compared to $4.0 million for the three-month period ended June 30, 2003. As a percentage of revenues, SG&A increased to 33% for the three-month period ended June 30, 2004, compared to 25% for the three-month period ended June 30, 2003. The 2004 increase was caused by the write-off of certain software costs and professional fees associated with several ongoing or settled lawsuits.

Interest Expense. Interest expense for the three-month period ended June 30, 2004 was $0.12 million, a decrease of $0.5 million from the three-month period ended June 30, 2003 because of lower debt levels due to principal payments made during the last twelve months and the November 2003 termination of an interest rate hedge contract.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003.

Revenues. Revenues decreased by $3.7 million to $29.4 million for the six-month period ended June 30, 2004, compared to $33.1 million for the six-month period ended June 30, 2003. This decline is due to fewer syndicated television shows, electronic press kits and movie advertising spots being distributed by the Company and the early 2003 completion of a large film re-mastering project which contributed to higher 2003 sales. In addition, we experienced an ordering slowdown from some customers in 2004, and some business was lost to competitors. We expect revenues to increase in future quarters due to positive recent ordering activity and the July 2004 acquisition of a post-production entity.

Gross Profit. In the first half of 2004, gross margin was 36% of sales compared to 37% in the same period in 2003.

Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”) expense increased $0.8 million, or 9% to $9.2 million for the six-month period ended June 30, 2004, compared to $8.4 million for the six-month period ended June 30, 2003. As a percentage of revenues, SG&A increased to 31% for the six-month period ended June 30, 2004, compared to 25% for the six-month period ended June 30, 2003. The 2004 increase was caused by the write-off of deferred financing costs related to a refinanced credit arrangement, certain software costs and professional fees associated with several ongoing or settled lawsuits.

Interest Expense. Interest expense for the six-month period ended June 30, 2004 was $0.3 million, a decrease of $0.9 million from the six-month period ended June 30, 2003 because of lower debt levels due to principal payments made during the last twelve months and the November 2003 termination of an interest rate hedge contract.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company’s Form 10-K for the year ended December 31, 2003.

Cash flows for the period ended June 30, 2004 were affected by approximately $1.1 million of capital expenditures related to the vault consolidation project. A portion of the vault expenditures will be covered by cash previously advanced by the building landlord and reflected as accrued expenses on the December 31, 2003 balance sheet (about $0.8 million). All advanced amounts have been either paid out or reclassified as accounts payable as of June 30, 2004. Other principal changes in cash flows related to financing activities and are described below.

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

In November 2003, the Company leased a new 64,600 square foot building in Los Angeles, California, for the purpose of consolidating four vault locations then occupying approximately 71, 000 square feet in four locations. After the initial build-out of the new facility and termination of the existing leases during 2004, the resulting annual lease and operating expense levels are expected to be favorable to the Company. A provision of the lease provides that in May 2005, the Company has an option to purchase the building for approximately $8,572,000. We expect to purchase the building in August 2004 by paying $2,137,000 in cash and borrowing the $6,435,000 million balance under a mortgage term loan payable over 15 years. We will also spend approximately $3.1 million for improvements to the building during 2004.

In July 2004, we amended our credit agreement with our banks to increase the borrowing capacity of the term loan portion by $4.7 million to help finance the acquisition of International Video Conversions, Inc. (“IVC”). The acquisition was completed in July 2004, and we paid $2.3 million in cash and borrowed the $4.7 million. The IVC purchase agreement will also require payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if certain predetermined earnings levels (as defined) are met.

Total term loan debt was approximately $12.3 million after borrowing for the acquisition of IVC. In August 2004, we expect to borrow approximately $2.1 million from our revolving credit facility for the down payment on the building. We expect to finance the $3.1 million of building improvements with operating cash flow and revolving credit borrowings in the third quarter of 2004.

The following table summarizes the June 30, 2004 status of our revolving line of credit and term loans, as well as short-term cash commitments for building improvements on a pro forma basis incorporating the July acquisition of IVC and completion of the building improvements (in thousands):

	Amount Outstanding
	Revolving Line of Credit	Term Loans	Total

Balance, June 30, 2004	$-	$7,600	$7,600
Purchase of IVC	-	4,700	4,700
Estimated building improvement costs	3,100	-	3,100
Cash provided by IVC	(1,205)	-	(1,205)

Pro forma debt outstanding	$1,895	$12,300	$14,195

Monthly and annual principal and interest payments due under the term debt is approximately $250,000 and $3,000,000, respectively, assuming no change in interest rates. We expect that remaining amounts available under the revolving credit arrangement (approximately $5 million) and cash generated from operations will be sufficient to fund debt service and about $2 million of capital expenditures for the remainder of 2004 and operating needs.

In the future, we will require cash for capital expenditures (estimated to be $2.5-$3.5 million per year), debt service and operating needs.

We will continue to consider the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing term loans. Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

Revenues. We perform a multitude of services for our clients, including film-to-tape transfer, video and audio editing, standards conversions, adding effects, duplication, distribution, etc. A customer orders one or more of these services with respect to an element (commercial spot, movie, trailer, electronic press kit, etc.). The sum total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed). Occasionally, a major studio will request that package services be performed on multiple elements. Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element.

Allowance for doubtful accounts. We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances as a charge to selling, general and administrative expenses based on estimates related to the following factors: i) customer specific allowances; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company's historical experience, for issues not yet identified.

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
When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $42 million as of June 30, 2004.
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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of June 30, 2004 was $3.7 million. The Company did not record a valuation allowance against its deferred tax assets as of June 30, 2004.

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

  Recent history of losses

  Prior breach and changes in credit agreements.

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

Recent History of Losses. The Company reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the ten fiscal quarters ended June 30, 2004, there can be no assurance as to future profitability on a quarterly or annual basis.

Prior Breach and Changes in Credit Agreements. Due to lower operating cash amounts resulting from reduced sales levels in 2001 and the consequential net losses, the Company breached certain covenants of its credit facility. The breaches were temporarily cured based on amendments and forbearance agreements among the Company and the banks which called for, among other provisions, scheduled payments to reduce amounts owed to the banks to the permitted borrowing base. In August 2001, the Company failed to meet the principal repayment schedule and was once again in breach of the credit facility. The banks ended their formal commitment to the Company in December 2001.

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

In July 2004, the credit agreement was amended in connection with the acquisition of another company (see Note 9) to increase the amounts that can be borrowed under the revolving and term loan portions of the arrangement. Approximately $4.7 million was borrowed to consummate the transaction. Also in July 2004, we borrowed $6,435,000 to purchase land and a building to house our Los Angeles area vault storage facilities. While we believe operating cash flows are sufficient to service increased total debt levels, reduced future sales levels, if they occur, could possibly result in a breach of the financial covenants contained in the credit agreements.

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

We may also face competition from companies in related markets which could offer similar or superior services to those offered by the Company. We believe that an increasingly competitive environment as evidenced by recent price pressure and some related loss of work and the possibility that customers may utilize in-house capabilities to a greater extent could lead to a loss of market share or additional price reductions, which could have a material adverse effect on our financial condition, results of operations and prospects.

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

Expansion Strategy. Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business. Even though we have completed nine acquisitions in the last seven fiscal years, the most recent of which was in July 2004, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems.

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

In July 2002, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock to Alliance Atlantis Communications, Inc. (“Alliance”) in consideration of an option to purchase three post-production facilities (the “Subsidiaries”) owned by Alliance. In connection therewith, the Company capitalized the fair value of the warrant ($619,000, determined by using the Black-Scholes valuation model). In December 2002, the option was extended by mutual agreement and we deposited $300,000 toward the ultimate purchase price, which was negotiated downward. Additionally, the Company capitalized approximately $360,000 of due diligence costs associated with the proposed acquisition and approximately $342,000 of costs associated with a related new financing arrangement.

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

If we acquire any entities, we may have to finance a large portion of the anticipated purchase price and/or refinance our existing credit agreement. The cost of any new financing may be higher than our existing credit facility. Future earnings and cash flow may be negatively impacted if any acquired entity does not generate sufficient earnings and cash flow to offset the increased costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $7,600,000 at June 30, 2004 under a term loan and revolving credit agreement. In July 2004, the amount borrowed increased by $4.7 million to finance the acquisition of another entity. Amounts outstanding under the loan and revolving credit facility and the mortgage debt provide for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime plus 0.25% or LIBOR plus 2.50% for the term loan and LIBOR plus a variable amount for the mortgage debt. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (referred to hereafter as “FAS 133”), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the quarter and six-month periods ended June 30, 2003, the Company recorded income of $192,000 ($113,000 net of tax provision) and $363,000 ($214,000 net of tax benefit), respectively, for the derivative fair value change and amortization of the cumulative effect type adjustment. The interest rate-swap contract terminated in November 2003.

On July 6, 2004, the Company entered into a one-year interest rate swap contract to economically hedge its expected mortgage debt. Under the terms of the contract, the amount hedged was $6,435,000 with a 4.35% interest rate. Prior to the end of the contract, the Company is obligated to “fix” the interest rate with respect to the remaining 14 years of the mortgage debt term.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1	Option Agreement dated July 3, 2002 between the Company and Alliance Atlantis Communications Inc.(1)

10.2	Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc. (2)

10.3	Lease Agreement dated November 26, 2003 between the Company and General Electric Capital Business Asset Funding Corporation. (3)

10.4	Credit Agreement dated March 12, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (3)

10.5	Stock Purchase Agreement dated June 23, 2004 among the Company, International Video Conversions, Inc. ("IVC") and the Stockholders of IVC. (4)

10.6	First Amendment to Credit Agreement dated July 1, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (4)

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C.ss.7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C.ss.7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
(1) Filed as an exhibit to Form 8-K with the Commission on July 15, 2002.

(2) Filed as exhibit to Form 8-K with the Commission on January 8, 2003.

(3) Filed as an exhibit to Form 8-K with the Commission on March 16, 2004.

(4) Filed as an exhibit to Form 8-K with the Commission on July 1, 2004.

(b) Reports On Form 8-K

The Company filed a Form 8-K dated May 13, 2004 related to its earnings release for the quarter ended March 31, 2004.

The Company filed a Form 8-K dated June 23, 2004 related to the acquisition of IVC.

The Company filed a Form 8-K dated July 1, 2004, related to its acquisition of IVC and an amended credit arrangement.

The Company filed a Form 8-K dated August 12, 2004 related to its earnings release for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

Date: August 13, 2004	By:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President, Finance and Administration (duly authorized officer and incipal financial officer)

