Form 10-Q
period 2004-09-30
POINT 360
filed 2004-11-12
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________________ to______________________

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

Yes ☐    No ☒

As of September 30, 2004, there were 9,213,932 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2003	September 30, 2004
		(unaudited)
Current assets:
Cash and cash equivalents	$7,206,000	$-
Accounts receivable, net of allowances for doubtful accounts of $735,000 and $602,000 (unaudited), respectively	9,490,000	10,976,000
Inventories	794,000	906,000
Prepaid expenses and other current assets	895,000	1,047,000
Deferred income taxes	1,414,000	1,414,000
Total current assets	19,799,000	14,343,000

Property and equipment, net	15,751,000	29,200,000
Other assets, net	1,348,000	740,000
Goodwill and other intangibles, net	27,046,000	27,046,000
Rights to purchase property and equipment	800,000	-
Total assets	$64,744,000	$71,329,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$-	$558,000
Accounts payable	3,460,000	4,138,000
Accrued wages and benefits	1,773,000	1,566,000
Other accrued expenses	1,350,000	1,408,000
Accrued settlement	-	575,000
Income taxes payable	296,000	705,000
Borrowings under revolving line of credit	-	2,318,000
Current portion of borrowings under notes payable	9,199,000	2,850,000
Current portion of capital lease and other obligations	58,000	77,000
Total current liabilities	16,136,000	14,195,000

Deferred income taxes	3,678,000	3,678,000
Bank notes payable, less current portion	6,667,000	15,200,000
Capital lease and other obligations, less current portion	95,000	158,000
Obligation to purchase property and equipment	800,000	-
Total long-term liabilities	11,240,000	19,036,000

Total liabilities	27,376,000	33,231,000

Contingencies (Note 4 and 8)	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 authorized; 9,134,559
and 9,213,932 (unaudited) shares issued and outstanding, respectively	17,625,000	17,869,000
Additional paid-in capital	624,000	624,000
Retained earnings	19,119,000	19,605,000
Total shareholders’ equity	37,368,000	38,098,000

Total liabilities and shareholders’ equity	$64,744,000	$71,329,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2004	2003	2004
Revenues	$16,709,000	$16,465,000	$49,775,000	$45,846,000
Cost of goods sold	(9,716,000)	(10,729,000)	(30,479,000)	(29,657,000)

Gross profit	6,993,000	5,736,000	19,296,000	16,189,000
Selling, general and administrative expense	(4,745,000)	(4,689,000)	(13,122,000)	(13,785,000)
Write-off of deferred acquisition, financing and settlement costs	(41,000)	(988,000)	(1,043,000)	(1,050,000)

Operating income	2,207,000	59,000	5,131,000	1,354,000
Interest expense, net	(533,000)	(196,000)	(1,628,000)	(530,000)
Derivative fair value change	181,000	-	492,000	-
Income (loss) before income taxes	1,855,000	(137,000)	3,995,000	824,000
(Provision for) benefit from income taxes	(780,000)	56,000	(1,658,000)	(338,000)
Net income (loss)	$1,075,000	$(81,000)	$2,337,000	$486,000

Other comprehensive income:
Derivative fair value change	$(15,000)	$-	$(46,000)	$-
Comprehensive income (loss)	$1,060,000	$-	$2,291,000	$-

Earnings per share:
Basic:
Net income (loss)	$0.12	$(0.01)	$0.26	$0.05
Weighted average number of shares	9,073,361	9,211,321	9,052,634	9,188,095
Diluted:
Net income (loss)	$0.11	$(0.01)	$0.25	$0.05
Weighted average number of shares including the dilutive effect of stock options	9,491,394	9,510,338	9,426,201	9,655,834

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$2,337,000	$486,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,046,000	4,138,000
Provision for doubtful accounts	170,000	(48,000)
Deferred income taxes	400,000	-
Other non cash item	(451,000)	181,000
Write-off of acquisition costs	1,002,000	-
Changes in assets and liabilities:
Decrease in accounts receivable	1,813,000	(417,000)
Decrease in inventories	57,000	(9,000)
(Increase) decrease in prepaid expenses and other current assets	(15,000)	209,000
(Increase) decrease in other assets	(614,000)	619,000
(Decrease) increase in accounts payable	(154,000)	315,000
Increase in accrued settlement	-	575,000
(Decrease) in accrued expenses	(74,000)	(1,131,000)
Increase in income taxes	398,000	24,000
Net cash provided by operating activities	8,905,000	5,745,000

Cash used in investing activities:
Capital expenditures	(983,000)	(4,083,000)
Proceeds from sale of equipment	-	40,000
Net cash paid for acquisitions	(8,000)	(3,159,000)
Net cash used in investing activities	(991,000)	(7,202,000)

Cash flows used in financing activities:
Exercise of stock options	99,000	244,000
Change in revolving credit agreement	-	2,876,000
Proceeds from bank note	-	8,000,000
Change in note payable	-	163,000
Repayment of notes payable	(5,782,000)	(16,951,000)
Repayment of capital lease obligations	(55,000)	(81,000)
Contract settlement	(90,000)	-
Net cash used in financing activities	(5,828,000)	(5,749,000)

Net increase (decrease) in cash	2,096,000	(7,206,000)
Cash and cash equivalents at beginning of period	5,372,000	7,206,000

Cash and cash equivalents at end of period	$7,468,000	$0

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$1,491,000	$418,000
Income tax	$1,727,000	$362,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

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

Since January 1, 1997, the Company has successfully completed nine acquisitions of companies providing similar services. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, the Company believes it is one of the largest and most diversified providers of technical and distribution services to the entertainment and advertising industries, and is therefore able to offer its customers a single source for such services at prices that reflect the Company’s scale economies.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2003.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company also tested goodwill as of September 30, 2003 with no impairment indicated, and will complete the September 30, 2004 test by December 31, 2004.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. The adoption of SFAS No. 149 does not have a material impact on the Company’s statements of earnings, financial position, or cash flows.

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

In July and August 2004, the term loan and revolving portions of the Company’s bank facility were increased by $4.7 million and $1.9 million, respectively

In August 2004, the Company entered into a Standing Loan Agreement and Swap Commitment with a bank (the “Mortgage”) in order to purchase land and a building (see Note 7). Pursuant to the Mortgage, the Company borrowed $6,435,000 payable in monthly installments of principal and interest on a fully amortized basis over 15 years. The mortgage debt is secured by the land and building.

In connection with the Mortgage, the Company entered into a one-year interest rate swap contract to economically hedge the Mortgage debt. Under the terms of the swap agreement, the amount hedged was $6,435,000 at a fixed 4.35% interest rate for the first year. Prior to the end of the first year, in August 2005, the Company is obligated to “fix” the interest rate with respect to the remaining 14 years of the Mortgage debt term based on a fixed rate quoted by the banks or LIBOR plus 1.85% for that period.

NOTE 4 - ISSUANCE OF WARRANT, POSSIBLE ACQUISITION AND WRITE-OFF OF DEFERRED COSTS, RELATED LEGAL ACTIONS AND SETTLEMENT

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

In connection with the possible acquisition of the Subsidiaries, the Company entered discussions with several possible lenders to provide financing for the purchase of the Subsidiaries and to pay off the Company’s then existing term loan with a group of banks. A provision in the Company’s term loan agreement prohibited acquisitions unless approved by the banks, which permission had been denied.

In June 2003, discussions with Alliance and the new lenders were terminated. As a result, the Company wrote off the above mentioned deposit, due diligence costs and approximately $400,000 of legal and other costs associated with the proposed new financing. The $619,000 value of the warrant was reversed against Additional Paid-in Capital because, in management’s opinion, Alliance had breached certain provisions of the option agreement resulting in a termination event according to the provisions of the warrant. In July 2003, Alliance filed a complaint in the United States District Court, Central District of California, seeking a judicial determination that Alliance has full right of legal ownership to the warrant as well as the $300,000 deposit. If the Company was not successful in this defense, the warrant value would have to be expensed.

On July 18, 2003, Alliance filed a complaint against the Company in the Superior Court of Justice, Ontario, Canada, alleging that the Company breached a non-disclosure agreement between Alliance and the Company by issuing a press release with respect to termination of negotiations to purchase the Subsidiaries without obtaining the required prior written consent of Alliance. Alliance maintained that the press release impaired its ability to extract value from the Subsidiaries and negatively affected its ability to sell the Subsidiaries to a third party. The complaint sought breach of contract and punitive damages of approximately $4.4 million, expenses and a permanent order enjoining further such statements by the Company.

On August 11, 2003, the Company filed a counterclaim in the United States District Court, Central District of California against Alliance for, among other things, misrepresentation and breach of contract seeking cancellation of the warrant and general damages of at least $1.2 million.

Pursuant to a Settlement and Mutual Release Agreement executed in November 2004, Alliance and the Company agreed to settle all claims. Pursuant to the agreement, the Company paid Alliance $575,000 in cash in November 2004. The settlement amount was recorded as an expense and an accrued settlement on the balance sheet as of September 30, 2004.

NOTE 5 - DERIVATIVE AND HEDGING ACTIVITIES

In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount was $15,000,000, whereby the Company received LIBOR and paid a fixed 6.5% rate of interest for three years. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” required that the swap contract be recorded at fair value upon adoption of SFAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the swap contract at the beginning and end of such quarter. The interest rate swap contract terminated in November 2003. The following adjustments were recorded to reflect changes during the three- and nine-month periods ended September 30, 2003:

	Increase(Decrease) Income
	Derivative Fair Value Change	(Provision for) Benefit from Income Taxes	Net Derivative Fair Value Change
For the three months ended September 30, 2003:
Amortization of cumulative-effect type adjustment	$(26,000)	$11,000	$(15,000)

Difference in the derivative fair value between the beginning and end of the quarter	207,000	(86,000)	121,000
	$181,000	$(75,000)	$106,000

For the nine months ended September 30, 2003:
Amortization of cumulative-effect type adjustment	$(78,000)	$32,000	$(46,000)

Difference in the derivative fair value between the beginning and end of the period	570,000	(234,000)	336,000
	$492,000	$(202,000)	$290,000

In August 2004, the Company entered into a one-year interest rate swap contract to economically hedge Mortgage debt. Under the terms of the swap agreement, the amount hedged was $6,435,000 at a fixed 4.35% interest rate for the first year. Prior to the end of the first year, in August 2005, the Company is obligated to “fix” the interest rate with respect to the remaining 14 years of the Mortgage debt term based on a fixed rate quoted by the bank or LIBOR plus 1.85% for that period.

The objective of the hedge is to eliminate the variability of cash flows in the interest payments for the variable-rate Mortgage debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in the LIBOR on the mortgage debt.

Both at hedge inception and on an ongoing basis, the market values of the hedge instrument and the hypothetical transaction are expected to be highly correlated. Also, cash receipts under the hedge instrument will offset changes in LIBOR on the hedged item.

The hypothetical derivative is a $6,435,000 notional amount, receive-variable and pay-fixed interest rate swap, with reset dates and a variable rate index that match those of the Mortgage, and which has a zero fair market value at inception of the hedge relationship. Hedge effectiveness will be assessed on a quarterly basis.

NOTE 6  - STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148 and are as follows for the three- and nine-month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts).

	Three months ended September 30			Nine months ended September 30
	2003	2004		2003	2004
Net income (loss):
As reported	$1,075,000		$(81,000)	$2,337,000	$486,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(103,000)		(75,000)	(262,000)	(204,000)
Pro forma	972,000		(156,000)	2,075,000	282,000

Basic earnings (loss) per share of common stock:
As reported	$0.12	$	(0.01)	$0.26	$0.05
Pro forma	$0.11		$(0.02)	$0.23	$0.03

Diluted earnings (loss) per share of common stock:
As reported	$0.11	$	(0.01)	$0.25	$0.05
Pro forma	$0.10		$(0.02)	$0.22	$0.03

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30		Nine months ended September 30
	2003	2004	2003	2004
Risk-free interest rate	1.04%	1.51%	1.05%	1.18%
Expected term (years)	5.00%	5.00%	5.00%	5.00%
Volatility	76%	44%	76%	44%
Expected annual dividends	0.0%	0.0%	0.0%	0.0%

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

As part of the transaction, the Company paid $600,000 for an option to purchase the facility for $8,571,500. Additionally, the landlord, General Electric Capital Business Asset Funding Corporation (“General Electric”), committed to finance approximately $6,500,000 of the purchase price at a fixed interest rate of 7.75% over 15 years. The Company was not obligated to purchase the building or, if the option was exercised, borrow any portion of the purchase price from General Electric. The cost of the option was included in other assets on the balance sheet as of December 31, 2003, to be capitalized as a cost of the building or written off when the Company exercised the purchase option or does not exercise the option, respectively.

Pursuant to the lease, General Electric also advanced the Company $800,000 to pay for improvements to the building. Any portion of the $800,000 not spent by November 25, 2004 was to have been returned to General Electric. As of December 31, 2003, the $800,000 was reflected as an obligation to purchase property and equipment as a long-term asset with an offsetting liability on the balance sheet. In 2004, the Company reduced the right and the obligation to purchase property and equipment by $800,000 expended for improvements to the building.

In August 2004, the Company purchased the facility (see Note 3).

NOTE 8 - CONTINGENCIES

In addition to the legal proceedings the Company has with Alliance (see Note 4) from time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 9 - SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2004, the number of outstanding shares of the Company’s common stock increased by 79,373 shares due to the exercise of employee stock options for $244,000 in cash.

NOTE 10  - ACQUISITION

On July 1, 2004, the Company acquired all of the outstanding stock of International Video Conversions, Inc. (“IVC”) for $7 million in cash. The purchase agreement requires possible additional payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if earnings before interest, taxes, depreciation and amortization during the 30 months after the acquisition reach certain predetermined levels. As part of the transaction, the Company entered into employment and/or non competition agreements with four senior officers of IVC which fix responsibilities, salaries and other benefits and set forth limitations on the individuals’ ability to compete with the Company for the term of the earn-out period (30 months). IVC is a high definition and standard definition digital mastering and data conversion entity serving the motion picture/television production industry. In connection with the acquisition, the term loan portion of the Company’s bank facility (see Note 3) was increased by $4.7 million. To pay for the acquisition, the Company used $2.3 million of cash on hand and borrowed $4.7 million under the term loan portion of the facility.

The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below. The purchase price allocation is subject to change and will be finalized upon review and refinement of certain estimates and completion of valuation and appraisals.

Cash and cash equivalents	$1,205,000
Inventories	120,000
Other current assets	1,000
Accounts Receivable	2,036,000
Property, plant and equipment	4,255,000
Total assets acquired	7,617,000

Current and other liabilities assumed	(617,000)

Net assets acquired over liabilities,
and purchase price	$7,000,000

The following table presents unaudited pro forma results of the combined operations for the nine months ended September 30, 2004 and 2003, respectively, as if the acquisition had occurred as of the beginning of such periods rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

	Three months ended September 30		Nine months ended September 30
	2003	2004	2003	2004
Revenue	$19,568,000	$16,465,000	$58,966,000	$51,534,000
Operating Income	2,325,000	57,000	6,504,000	1,816,000
Net income (loss)	595,000	(81,000)	2,430,000	695,000
Basic earnings per share	0.07	(0.01)	0.27	0.08
Diluted earnings per share	0.06	(0.01)	0.26	0.07

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

In recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue over a long term (i.e. the next 10 years). All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins. There is also the risk that third party vendors who directly compete with us will succeed in taking away business.

The Company has an opportunity to expand its business by establishing closer relationships with our customers through excellent service at a competitive price. Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships. Also, growth can be achieved by acquiring similar businesses (for example, the acquisition of International Video Conversions, Inc. (“IVC”) in July 2004) which can increase revenues by adding new customers, or expanding services provided to existing customers.

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

During 2004, we completed the acquisition of International Video Conversions, Inc. (“IVC”) and settled all disputes related to a proposed acquisition of three subsidiaries of Alliance Atlantis Communications, Inc. (“Alliance”). The financial statement comparisons below highlight the effects of these transactions.

Statistical Analysis

The table below summarizes pro forma results for the three- and nine-month periods ended September 30, 2003 and 2004, without the effects of (1) IVC’s results of operations and (2) the write-off of deferred Alliance acquisition, financing and settlement costs in 2003 and 2004. IVC was purchased on July 1, 2004. The Alliance write-off represents the costs of due diligence, legal, financing and the settlement of all matters related to the proposed acquisition of three subsidiaries of Alliance, which matters were finalized in 2004 (in thousands except per share amounts):

	Quarter Ended
	September 30, 2003			September 30, 2004
	Pro forma	(2)	GAAP	Pro forma	(1)	(2)	GAAP
Revenues	$16,709	$-	$16,709	$13,122	$3,343	$-	$16,465
Cost of goods sold	(9,716)	-	(9,716)	(8,907)	(1,822)	-	(10,729)

Gross profit	6,993	-	6,993	4,215	1,521	-	5,736
Selling, general and administrative expense (3)	(4,745)	-	(4,745)	(4,008)	(681)	-	(4,689)
Write-off of deferred acquisition, financing and settlement costs (3)	-	(41)	(41)	-	-	(988)	(988)

Operating income (loss)	2,248	(41)	2,207	207	840	(988)	59
Interest expense, net	(533)	-	(533)	(118)	(78)	-	(196)
Derivative fair value change	181	-	181	-	-	-	-
Income (loss) before income taxes	1,896	(41)	1,855	89	762	(988)	(137)
(Provision for) benefit from income taxes	(797)	17	(780)	(37)	(312)	405	56
Net income (loss)	1,099	(24)	$1,075	52	450	(583)	(81)

Earnings (loss) per share:
Basic:	$0.12	$-	$0.12	$0.00	$0.05	$(0.06)	$(0.01)
Diluted:	$0.12	$(0.01)	$0.11	$0.00	$0.05	$(0.06)	$(0.01)

	Nine Months Ended
	September 30, 2003			September 30, 2004
	Pro forma	(2)	GAAP	Pro forma	(1)	(2)	GAAP
Revenues	$49,775	$-	$49,775	$42,503	$3,343	$-	$45,846
Cost of goods sold	(30,479)	-	(30,479)	(27,835)	(1,822)	-	29,657

Gross profit	19,296	-	19,296	14,668	1,521	-	16,189
Selling, general and administrative expense (3)	(13,122)	-	(13,122)	(13,116)	(681)	-	(13,797)
Write-off of deferred acquisition, financing and settlement costs (3)	-	(1,043)	(1,043)	-	-	(1,050)	(1,050)

Operating income (loss)	6,174	(1,043)	5,131	1,552	840	(1,050)	1,342
Interest expense, net	(1,628)	-	(1,628)	(452)	(78)	-	(530)
Derivative fair value change	492	-	492	-	-	-	-
Income (loss) before income taxes	5,038	(1,043)	3,995	1,112	762	(1,050)	824
(Provision for) benefit from income taxes	(2,096)	438	(1,658)	(457)	(312)	431	(338)
Net income (loss)	$2,942	$(605)	$2,337	$655	$450	$(619)	$486

Earnings (loss) per share:
Basic:	$0.32	$(0.06)	$0.26	$0.06	$0.05	$(0.06)	$0.05
Diluted:	$0.32	$(0.07)	$0.25	$0.06	$0.05	$(0.06)	$0.05

(1)	Contribution of IVC.
(2)	Write-off of deferred acquisition, financing and settlement costs.
(3)	Previously reported amounts have been adjusted to segregate Alliance-related expenses from Selling, General and Administrative expense for consistency of presentation among periods.

While the above presentation of pro forma income statements and adjustments do not represent the results of operations in accordance with generally accepted accounting principles (“GAAP”), we believe that this disclosure provides useful information for readers of the financial statements in analyzing the causes of operating difference from period to period. Additional comparative data is set forth below.

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003.

Revenues. Revenues were $16.5 million for the three-month period ended September 30, 2004, compared to $16.7 million for the three-month period ended September 30, 2003. The addition of IVC as of July 1, 2004 contributed $3.3 million of revenues in the 2004 period, without which sales would have declined 21% to 13.2 million when compared to the 2003 quarter. The decline is due to fewer syndicated television shows, electronic press kits and movie advertising spots being distributed by the Company resulting from an ordering slowdown from some customers as well as some business lost due to price competition.

Gross Profit. In the third quarter of 2004, gross margin was 35% of sales, compared to 42% for quarter ended September 30, 2003. The decline is due principally to lower sales at facilities other than IVC.

Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”) expense was $4.7 million in each of the quarters ended September 30, 2004 and 2003. In the third quarter of 2003 and 2004, we wrote off $41,000 and $988,000, respectively, of deferred acquisition and financing and settlement costs related to the termination of the potential acquisition of three subsidiaries of Alliance.

Interest Expense. Interest expense for the three-month period ended September 30, 2004 was $0.2 million, a decrease of $0.3 million from the three-month period ended September 30, 2003 because of lower debt levels due to principal payments made during the last twelve months and the November 2003 termination of an interest rate hedge contract, offset partially by interest on debt incurred for the acquisition of IVC and real property.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003.

Revenues. Revenues decreased by $3.9 million to $45.8 million for the nine-month period ended September 30, 2004, compared to $49.8 million for the nine-month period ended September 30, 2003. The addition of IVC as of July 1, 2004 contributed $3.3 million of revenues in the 2004 period, without which sales would have declined 15% to $42.5 million when compared to the 2003 period. This decline is due to fewer syndicated television shows, electronic press kits and movie advertising spots being distributed by the Company and the early 2003 completion of a large film re-mastering project which contributed to higher 2003 sales. In addition, we experienced an ordering slowdown from some customers in 2004, and some business was lost to competitors.

Gross Profit. In the nine months of 2004, gross margin was 35% of sales compared to 39% in the same period in 2003. The decline is due principally to lower sales at facilities other than IVC.

Selling, General And Administrative Expense. Selling, general and administrative (“SG&A”) expense increased $0.7 million, or 6% to $13.8 million for the nine-month period ended September 30, 2004, compared to $13.1 million for the nine-month period ended September 30, 2003 due to the addition of IVC. In the first nine months of 2003 and 2004, we wrote off $1.0 and $1.1 million, respectively, of deferred acquisition and financing and settlement costs related to the termination of the potential acquisition of three subsidiaries of Alliance.

Interest Expense. Interest expense for the nine-month period ended September 30, 2004 was $0.5 million, a decrease of $1.1 million from the nine-month period ended September 30, 2003 because of lower debt levels due to principal payments made during the last twelve months and the November 2003 termination of an interest rate hedge contract offset partially by interest on debt incurred for the acquisition of IVC and real property.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company’s Form 10-K for the year ended December 31, 2003.

Cash flows for the period ended September 30, 2004 were affected by approximately $3.2 million of capital expenditures related to the vault consolidation project. A portion of the vault expenditures were covered by cash previously advanced by the building landlord and reflected as accrued expenses on the December 31, 2003 balance sheet (about $0.8 million). All advanced amounts have been either paid out or reclassified as accounts payable as of September 30, 2004. Other principal changes in cash flows related to financing activities and are described below.

In May 2002, the Company and its banks entered into a term loan agreement with a maturity date of December 31, 2004. In January and February 2004, the Company made $1 million of scheduled principal payments under the term loan. In March 2004, the Company paid off the remaining $14.9 million prior term loan principal balance with $6.9 of cash and proceeds from the new $8 million term loan pursuant to a new credit agreement. The new agreement provided up to $10 million of revolving credit availability for two years and a five-year $8 million five-year term loan. The agreement was subsequently amended to increase the revolving credit and term loan availability by $1.9 million and $4.7 million, respectively. For the first two years of the term loan, the Company can re-borrow all principal payments on $8 million of the term loan to finance up to 80% of capital equipment purchases. The agreement provides for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime rate plus 0.25% or LIBOR plus 2.50% for the term loan, and requires the Company to maintain certain financial covenant ratios. The term loan requires principal payments of approximately $2.5 million annually.

In November 2003, the Company leased a new 64,600 square foot building in Los Angeles, California, for the purpose of consolidating four vault locations then occupying approximately 71, 000 square feet in four locations. After the initial build-out of the new facility and termination of the existing leases during 2004, the resulting annual lease and operating expense levels are expected to be favorable to the Company. A provision of the lease provided that in May 2005, the Company had an option to purchase the building for approximately $8,572,000. We purchased the building in August 2004 by paying $2,137,000 in cash and borrowing the $6,435,000 million balance under a mortgage term loan payable over 15 years. We also spent approximately $3.1 million for improvements to the building during 2004.

The acquisition of International Video Conversions, Inc. (“IVC”) was completed in July 2004. We paid $2.3 million in cash and borrowed the $4.7 million. The IVC purchase agreement will also require payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if certain predetermined earnings levels (as defined) are met.

In November 2004, we paid $575,000 to Alliance in full settlement of all disputes related to the previously proposed acquisition and financing of three Alliance subsidiaries.

The following table summarizes the September 30, 2004 status of our revolving line of credit and term loans:

Balance at September 30, 2004
Revolving credit (including cash overdraft)	$2,876,000
Current portion of term loans	2,850,000
Long-term portion of term loans	15,200,000
Total	$20,926,000

Monthly and annual principal and interest payments due under the term debt are approximately $250,000 and $3,000,000, respectively, assuming no change in interest rates. Monthly and annual principal and interest payments due under the mortgage debt are approximately $50,000 and $600,000, respectively. We expect that remaining amounts available under the revolving credit and term-loan re-borrowing arrangements (approximately $5 million as of September 30, 2004) and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.5 - 3.5 million of capital expenditures for the next twelve months.

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

Valuation of long-lived and intangible assets. Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise a significant portion of the Company's total assets. Long-lived assets, including goodwill and intangibles are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. The cash flow projections are based on historical experience, management’s view of growth rates within the industry and the anticipated future economic environment.

Factors we consider important which could trigger an impairment review include the following:

●	significant underperformance relative to expected historical or projected future operating results;

●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

●	significant negative industry or economic trends;

●	significant decline in our stock price for a sustained period; and

●	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $56 million as of September 30, 2004.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, we ceased to amortize approximately $26.3 million of goodwill beginning in 2002. We had recorded approximately $2.0 million of amortization on these amounts during the year ended December 31, 2001. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002, and the Fiscal 2002, 2003 and 2004 tests performed as of September 30, 2002, 2003 and 2004, respectively, required no goodwill impairment. The discounted cash flow method used to evaluate goodwill impairment included cash flow estimates for 2005 and subsequent years. If actual cash flow performance does not meet these expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of September 30, 2004 was $3.7 million. The Company did not record a valuation allowance against its deferred tax assets as of September 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company implemented SFAS No. 142 in the first quarter of fiscal 2002 which required no goodwill impairment. The Company also tested goodwill as of September 30, 2003 with no impairment indicated and will complete the September 30, 2004 test by December 31, 2004.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses

●	Prior breach and changes in credit agreements.

●	Our highly competitive marketplace.

●	The risks associated with dependence upon significant customers.

●	Our ability to execute our expansion strategy.

●	The uncertain ability to manage growth.

●	Our dependence upon and our ability to adapt to technological developments.

●	Dependence on key personnel.

●	Our ability to maintain and improve service quality.

●	Fluctuation in quarterly operating results and seasonality in certain of our markets.

●	Possible significant influence over corporate affairs by significant shareholders.

These risk factors are discussed further below.

Recent History of Losses. The Company reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the eleven fiscal quarters ended September 30, 2004, there can be no assurance as to future profitability on a quarterly or annual basis.

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

In July and August 2004, the credit agreement was amended in connection with the acquisition of another company (see Note 10) to increase the amounts that can be borrowed under the revolving and term loan portions of the arrangement. Approximately $4.7 million was borrowed to consummate the transaction. Also in August 2004, we borrowed $6,435,000 to purchase land and a building to house our Los Angeles area vault storage facilities. While we believe operating cash flows are sufficient to service increased total debt levels, reduced future sales levels, if they occur, could possibly result in a breach of the financial covenants contained in the credit agreements.

In November 2004, we began discussion with the banks to amend certain financial covenants contained in our credit agreement to more closely track our changing business environment which has contributed to lower sales and profits in recent quarters. We cannot be sure that we will be successful in achieving such changes and, if we are not successful, there is a risk that we will be in default of certain financial covenants in future quarters. If a default condition exists in the future, all amounts outstanding under the credit agreement will be due and payable which could materially and adversely affect our business.

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

On July 18, 2003, Alliance filed a complaint against the Company in the Superior Court of Justice, Ontario, Canada. The complaint alleged that the Company breached a non-disclosure agreement between Alliance and the Company by issuing a press release with respect to termination of negotiations to purchase the Subsidiaries without obtaining the required prior written consent of Alliance. Alliance maintained that the press release impaired its ability to extract value from the Subsidiaries and negatively affected its ability to sell the Subsidiaries to a third party. The complaint sought breach of contract and punitive damages of approximately $4.4 million, expenses and a permanent order enjoining further such statements by the Company.

On August 11, 2003, the Company filed a counterclaim in the United States District Court, Central District of California against Alliance for, among other things, misrepresentation and breach of contract seeking cancellation of the warrant and general damages of at least $1.2 million. In November 2004, the Company and Alliance signed a Settlement and Mutual Release Agreement, and the Company paid Alliance $575,000 to settle all matters between the parties.

If we acquire any entities, we may have to finance a large portion of the anticipated purchase price and/or refinance our existing credit agreement. The cost of any new financing may be higher than our existing credit facility. Future earnings and cash flow may be negatively impacted if any acquired entity does not generate sufficient earnings and cash flow to offset the increased costs.

Management of Growth. In prior years, we experienced rapid growth that resulted in new and increased responsibilities for management personnel and placed, and continues to place, increased demands on our management, operational and financial systems and resources. To accommodate this growth, compete effectively and manage future growth, we will be required to continue to implement and improve our operational, financial and management information systems, and to expand, train, motivate and manage our work force. We cannot be sure that the Company’s personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to do so could have a material adverse effect on our financial condition, results of operations and prospects.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $14.0 million at September 30, 2004 under a term loan and revolving credit agreement, and $6.4 million outstanding under a Mortgage. Amounts outstanding under the term loan and revolving credit facility and the mortgage debt provide for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime plus 0.25% or LIBOR plus 2.50% for the term loan and LIBOR plus a variable amount for the mortgage debt. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (referred to hereafter as “FAS 133”), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the quarter and nine-month periods ended September 30, 2003, the Company recorded income of $181,000 ($106,000 net of tax provision) and $492,000 ($290,000 net of tax benefit), respectively, for the derivative fair value change and amortization of the cumulative effect type adjustment. The interest rate-swap contract terminated in November 2003.

In August 2004, the Company entered into a one-year interest rate swap contract to economically hedge the mortgage debt. Under the terms of the swap agreement, the amount hedged was $6,435,000 at a fixed 4.35% interest rate for the first year. Prior to the end of the first year, in August 2005, the Company is obligated to “fix” the interest rate with respect to the remaining 14 years of the mortgage debt term based on a fixed rate quoted by the banks or LIBOR plus 1.85% for that period.

ITEM 4.  CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 7, 2003, Alliance filed a complaint against the Company in the United States District Court, Central District of California. The complaint sought a declaration of the court that Alliance has full right of legal ownership of (i) the warrant issued by the Company in July 2003 in consideration of an option to purchase the Subsidiaries and (ii) the $300,000 paid to Alliance in December 2002 to extend the option. The complaint alleged that the Company made false and misleading statements in its press release announcing the termination of negotiations with Alliance, asking for undetermined damages.

On July 18, 2003, Alliance filed a complaint against the Company in the Superior Court of Justice, Ontario, Canada. The complaint alleged that the Company breached a non-disclosure agreement between Alliance and the Company by issuing a press release with respect to termination of negotiations to purchase the Subsidiaries without obtaining the required prior written consent of Alliance. Alliance maintained that the press release impaired its ability to extract value from the Subsidiaries and negatively affected its ability to sell the Subsidiaries to a third party. The complaint sought breach of contract and punitive damages of approximately $4.4 million, expenses and a permanent order enjoining further such statements by the Company.

On August 11, 2003, the Company filed a counterclaim in the United States District Court, Central District of California against Alliance for, among other things, misrepresentation and breach of contract seeking cancellation of the warrant and general damages of at least $1.2 million. In November 2004, the Company and Alliance signed a Settlement and Mutual Release Agreement, and the Company paid Alliance $575,000 to settle all matters between the parties.

In addition to the above, from time to time, the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
10.1	Option Agreement dated July 3, 2002 between the Company and Alliance Atlantis Communications Inc. (1)

10.2	Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc. (2)

10.3	Lease Agreement dated November 26, 2003 between the Company and General Electric Capital Business Asset Funding Corporation. (3)

10.4	Credit Agreement dated March 12, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (3)

10.5	Stock Purchase Agreement dated June 23, 2004 among the Company, International Video Conversions, Inc. (“IVC”) and the Stockholders of IVC. (4)

10.6	First Amendment to Credit Agreement dated July 1, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (4)

10.7	Second Amendment to Credit Agreement dated August 13, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (5)

10.8	Standing Loan Agreement and Swap Commitment dated August 18, 2004 between the Company and Bank of America, N.A. (6)

10.9	Settlement and Mutual Release Agreement executed November 9, 2004 between the Company and Alliance Atlantis Communications, Inc.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________
(1)      Filed as an exhibit to Form 8-K with the Commission on July 15, 2002.
(2)  Filed as exhibit to Form 8-K with the Commission on January 8, 2003.
(3)  Filed as an exhibit to Form 8-K with the Commission on March 16, 2004.
(4)  Filed as an exhibit to Form 8-K with the Commission on July 1, 2004.
(5)  Filed as an exhibit to Form 8-K with the Commission on August 20, 2004.
(6)  Filed as an exhibit to Form 8-K with the Commission on August 26, 2004.

(b)   Reports On Form 8-K

The Company filed a Form 8-K dated July 1, 2004, related to its acquisition of IVC and an amended credit arrangement.
The Company filed a Form 8-K dated August 12, 2004 related to its earnings release for the quarter ended June 30, 2004.
The Company filed a Form 8-K dated August 20, 2004 related to an amended credit agreement.
The Company filed a Form 8-K dated August 25, 2004 regarding a building purchase and related mortgage financing.
The Company filed a Form 8-K dated November 10, 2004 related to its earnings release for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: November 12, 2004	By:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)

