Form 10-K
period 2004-12-31
POINT 360
filed 2005-03-15
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-K

■ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number 0-21917
___________

POINT.360
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4272619 (I.R.S. Employer Identification No.)

2777 North Ontario Street, Burbank, CA (Address of principal executive offices)	91504 (Zip Code)

Registrant's telephone number, including area code (818) 565-1400

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $17,432,000. As of February 28, 2005, there were 9,344,132 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on May 4, 2005 is incorporated by reference in Part III of this report.

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

The Company was incorporated in California in 1990. The Company's executive offices are located at 2777 N. Ontario Street, Burbank, California 91504, and its telephone number is (818) 565-1400. The Company’s website address is www.point360.com.

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

The Company solicits the motion picture and television industries, advertisers and their agencies to generate revenues. In the year ended December 31, 2004, ten major motion picture studios and advertising agencies accounted for approximately 38% of the Company's revenues. No customer accounted for greater than 10% of the Company’s revenues for the year ended December 31, 2004.

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

The Company has a sales and customer service staff of approximately 92 people, at least one member of which is available 24 hours a day. This staff serves as a single point of problem resolution and supports not only the Company's customers, but also the television stations and cable systems to which the Company delivers.

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

Employees

The Company had 475 full-time employees as of December 31, 2004. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company currently owns one and leases 10 of its facilities. Ten of these locations have production capabilities and/or sales activities, and the one owned facility is a media storage center. The terms of leases for leased facilities expire at various dates from 2005 to 2012. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 2004:

Owned	Square Footage
Los Angeles, CA.	64,600
Leased
Hollywood, CA.	31,000
Hollywood, CA.	13,400
Hollywood, CA.	13,000
Burbank, CA.	32,000
Burbank, CA.	45,500
Los Angeles, CA.	13,400
San Francisco, CA.	9,500
Chicago, IL.	13,200
New York, NY.	9,000
Dallas, TX.	11,300

In November 2003, the Company leased 64,600 square feet of free-standing warehouse space in Los Angeles to be used primarily as a vault facility to store customers’ intellectual property (i.e. “elements”). During 2004, the Company vacated approximately 71,000 square feet of existing vault space in four locations as the respective leases expired, consolidating the vaulting functions into the new space. In 2004, the Company also moved its headquarters from 9,500 square feet of leased space into the 45,500 square foot Burbank facility.

ITEM 3. LEGAL PROCEEDINGS

On July 7, 2003, Alliance Atlantis Communications, Inc. (“Alliance”) filed a complaint against the Company in the United States District Court, Central District of California. The complaint sought a declaration of the court that Alliance has full right of legal ownership of (i) a warrant issued by the Company in July 2003 in consideration of an option to purchase three subsidiaries of Alliance and (ii) the $300,000 paid to Alliance in December 2002 to extend the option. The complaint alleged that the Company made false and misleading statements in its press release announcing the termination of negotiations with Alliance, asking for undetermined damages.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded on the Nasdaq National Market ("NNM") under the symbol PTSX. The following table sets forth, for the periods indicated, the high and low closing price per share for the Common Stock.

	Common Stock
	Low	High
Year Ended December 31, 2003
First Quarter	$1.75	$2.38
Second Quarter	1.92	2.70
Third Quarter	2.26	4.15
Fourth Quarter	3.71	5.08
Year Ended December 31, 2004
First Quarter	$4.05	$4.95
Second Quarter	2.95	4.61
Third Quarter	2.29	3.72
Fourth Quarter	2.00	4.09

On February 25, 2005, the closing sale price of the Common Stock as reported on the NNM was $3.56 per share. As of February 25, 2005, there were approximately 1,000 holders of record of the Common Stock.

Dividends

The Company did not pay dividends on its Common Stock during the years ended December 31, 2003 or 2004. The Company’s ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the quarter ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as they relate to each of the years 2000 to 2004, have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended December 31,
	2000	2001	2002	2003	2004
Statement of Income Data
Revenues	$74,841	$69,628	$68,419	$64,900	$63,344
Cost of goods sold	(45,894)	(46,864)	(42,172)	(39,670)	(40,519)
Gross profit	28,947	22,764	26,247	25,230	22,825
Selling, general and administrative expense	(21,994)	(20,872)	(18,977)	(17,479)	(18,936)
Write-off of deferred acquisition and financing costs ..	-	-	-	(1,043)	(1,050)
Operating income	6,953	1,892	7,270	6,708	2,839
Interest expense, net	(2,889)	(3,070)	(2,528)	(2,056)	(811)
Derivative fair value change (4)	-	(700)	82	611	-
Provision for (benefit from) income tax	(1,814)	384	(2,007)	(2,114)	(781)
Income (loss) before extraordinary item, adoption of SAB 101(2)	$2,250	$(1,494)	2,817	3,149	1,247
Extraordinary item (net of tax benefit of $168) (1)	(232)	-	-	-	-
Cumulative effect of adopting SAB 101 (2)	(322)	-	-	-	-
Net income (loss)	$1,696	$(1,494)	$2,817	$3,149	$1,247
Earnings (loss) per share:
Basic:
Income (loss) per share before extraordinary item, adoption of SAB 101 (2)	$0.24	$(0.17)	$0.31	$0.35	$0.14
Extraordinary item (1)	(0.03)	-	-	-	-
Cumulative effect of adopting SAB 101 (2)	(0.03)	-	-	-	-
Net income (loss)	$0.18	$(0.17)	$0.31	$0.35	$0.14
Diluted:
Income (loss) per share before extraordinary item and adoption of SAB 101	$0.24	$(0.17)	$0.30	$0.33	$0.13
Extraordinary item (1)	(0.03)	-	-	-	-
Cumulative effect of adopting SAB 101 (2)	(0.03)	-	-	-	-
Net income (loss)	$0.18	$(0.17)	$0.30	$0.33	$0.13
Weighted average common shares outstanding
Basic	9,216	9,060	9,013	9,067	9,197
Diluted	9,491	9,060	9,377	9,555	9,671

	Year Ended December 31,
	2000	2001	2002	2003	2004
Other Data					(5)
EBITDA(3)	$12,172	$8,500	$12,690	$12,818	$8,715
Cash flows provided by operating activities	10,963	9,455	10,381	10,480	6,814
Cash flows used in investing activities	(9,488)	(4,069)	(3,485)	(1,599)	(8,426)
Cash flows provided by (used in) financing activities	(1,556)	(2,397)	(5,282)	(7,047)	(4,926)
Capital expenditures	9,717	3,082	1,949	1,237	5,307
Selected Balance Sheet Data
Cash and cash equivalents	$769	$3,758	$5,372	$7,206	$668
Working capital	12,701	(16,006)(6)	8,185	3,663	(119)
Property and equipment, net	25,236	23,232	19,965	15,751	31,451
Total assets	77,375	70,847	70,080	64,744	76,647
Borrowings under revolving credit agreements	-	-	-	-	4,323
Current portion of notes payable	-	-	-	-	2,849
Long-term debt, net of current portion	31,054	78	18,065	6,762	14,494
Shareholders' equity	32,919	30,778	34,512	37,368	38,944

____________________

(1)	Amount represents the write off of deferred financing costs, net of tax benefit, related to a bank credit agreement which was terminated in Fiscal 2000.

(2)
Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. The amount represents the cumulative effect, net of tax, on January 1, 2000 retained earnings as if SAB 101 had been adopted prior to Fiscal 2000.

(3)
EBITDA is defined herein as earnings before interest, taxes, depreciation and amortization. EBITDA does not represent cash generated from operating activities in accordance with Generally Accepted Accounting Principles (“GAAP”), is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs. While not all companies calculate and present EBITDA in the same fashion, it may not be comparable to other similarly titled measures of other companies. However, management believes that EBITDA is a useful measure of cash flow available to the Company to pay interest, repay debt, make acquisitions or invest in new technologies. The Company is currently committed to use a portion of its cash flows to service existing debt, if outstanding, and, furthermore, anticipates making certain capital expenditures as part of its business plan.

Computation of EBITDA (in thousands)
	2000	2001	2002	2003	2004
Net income (loss)	$1,696	$(1,494)	$2,817	$3,149	$1,247
Add back:
Interest	2,889	3,070	2,528	2,056	811
Income taxes	1,814	(384)	2,007	2,114	781
Depreciation & Amortization	5,773	7,308	5,338	5,499	5,876
EBITDA	$12,172	$8,500	$12,690	$12,818	$8,715

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

(5)
Amounts shown under Selected Balance Sheet Data as of December 31, 2004 reflect a new credit agreement and the acquisition of International Video Conversions, Inc. See Notes 3 and 6 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K.

(6)
As of December 31, 2001, the Company had outstanding $28,999,000 under a credit facility with a group of banks. The entire amount was classified as a current liability due to then-existing covenant breaches. Excluding the borrowed amount, working capital would have been $12,993,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant discussions in the Company's documents filed with the Securities and Exchange Commission and Cautionary Statements and Risk Factors in this Item 7, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $58.7 million as of December 31, 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of December 31, 2004 was $4.4 million. The Company did not record a valuation allowance against its deferred tax assets as of December 31, 2004.

Results of Operations

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

In recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue over a long term (i.e. the next 10 years). All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins. There is also the risk that third party vendors who directly compete with us will succeed in taking away business or will restrict our access to their distribution capabilities.

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

The following table sets forth the amount and percentage relationship to revenues of certain items included within the Company's Consolidated Statement of Income for the years ended December 31, 2002, 2003 and 2004. The commentary below is based on these financial statements (in thousands).

	Year ended December 31
	2002		2003		2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues	$68,419	100.0%	$64,900	100.0%	$63,344	100.0%
Costs of goods sold	(42,172)	(61.6)	(39,670)	(61.1)	(40,519)	(64.0)
Gross profit	26,247	38.4	25,230	38.9	22,825	36.0
Selling, general and administrative expense	(18,977)	(27.7)	(17,479)	(27.0)	(18,936)	(29.9)
Write-off of deferred acquisition and financing costs	-	-	(1,043)	(1.5)	(1,050)	(1.6)
Operating income	7,270	10.7	6,708	10.4	2,839	4.5
Interest expense, net	(2,528)	(3.7)	(2,056)	(3.2)	(811)	(1.3)
Derivative fair value change	82	0.1	611	1.0	-	-
(Provision for) benefit from income taxes	(2,007)	(2.9)	(2,114)	(3.3)	(781)	(1.2)
Net income (loss)	$2,817	4.2%	$3,149	4.9%	$1,247	2.0%

Statistical Analysis

The table below summarizes results for the year ended December 31, 2002, and pro forma results for the years ended December 31, 2003 and 2004, without the effects of (1) IVC’s results of operations and (2) the write-off of deferred Alliance acquisition, financing and settlement costs in 2003 and 2004. IVC was purchased on July 1, 2004. The Alliance write-off represents the costs of due diligence, legal, financing and the settlement of all matters related to the proposed acquisition of three subsidiaries of Alliance, which matters were finalized in 2004 (in thousands except per share amounts):

	Year Ended
	December 31, 2003			December 31, 2004
	Pro forma	(2)	GAAP	Pro forma	(1)	(2)	GAAP
Revenues	$64,900	$-	$64,900	$56,864	$6,480	$-	$63,344
Cost of goods sold	(39,670)	-	(39,670)	(36,782)	(3,737)	-	(40,519)
Gross profit	25,230	-	25,230	20,082	2,743	-	22,825
Selling, general and administrative expense (3)	(17,479)	-	(17,479)	(17,632)	(1,304)	-	(18,936)
Write-off of deferred acquisition, financing and settlement costs (3)	-	(1,043)	(1,043)	-	-	(1,050)	(1,050)

Operating income (loss)	7,751	(1,043)	6,708	2,450	1,439	(1,050)	2,839
Interest expense, net	(2,056)	-	(2,056)	(655)	(156)	-	(811)
Derivative fair value change	611	-	611	-	-	-	-
Income (loss) before income taxes	6,306	(1,043)	5,263	1,795	1,283	(1,050)	2,028
(Provision for) benefit from income taxes	(2,552)	438	(2,114)	(691)	(494)	404	(781)
Net income (loss)	$3,754	$(605)	$3,149	$1,104	$789	(646)	$1,247

Earnings (loss) per share:
Basic:	$0.41	$(0.06)	$0.35	$0.12	$0.09	$(0.07)	$0.14
Diluted:	$0.39	$(0.06)	$0.33	$0.12	$0.08	$(0.07)	$0.13

	Year Ended
	December 31, 2002			December 31, 2003
	Pro forma	(2)	GAAP	Pro forma	(2)	GAAP
Revenues	$68,419	$-	$68,419	$64,900	$-	$64,900
Cost of goods sold	(42,172)	-	(42,172)	(39,670)	-	(39,670)
Gross profit	26,247	-	26,247	25,230	-	25,230
Selling, general and administrative expense (3)	(18,977)	-	(18,977)	(17,479)	-	(17,479)
Write-off of deferred acquisition, financing and settlement costs (3)	-	-	-	-	(1,043)	(1,043)
Operating income (loss)	7,270	-	7,270	7,751	(1,043)	6,708
Interest expense, net	(2,528)	-	(2,528)	(2,056)	-	(2,056)
Derivative fair value change	82	-	82	611	-	611
Income (loss) before income taxes	4,824	-	4,824	6,306	(1,043)	5,263
(Provision for) benefit from income taxes	(2,007)	-	(2,007)	(2,552)	438	(2,114)
Net income (loss)	$2,817	$-	$2,817	$3,754	$(605)	$3,149
Earnings (loss) per share:
Basic:	$0.31	$-	$0.31	$0.41	$(0.06)	$0.35
Diluted:	$0.30	$-	$0.30	$0.39	$(0.06)	$0.33

(1)	Contribution of IVC.
(2)	Write-off of deferred acquisition, financing and settlement costs.
(3)	Previously reported amounts have been adjusted to segregate Alliance-related expenses from Selling, General and Administrative expense for consistency of presentation among periods.

While the above presentation of pro forma income statements and adjustments do not represent the results of operations in accordance with generally accepted accounting principles (“GAAP”), we believe that this disclosure provides useful information for readers of the financial statements in analyzing the causes of operating differences from period to period. Additional comparative data is set forth below.

In total, revenues in 2004 were 2% below 2003 levels. Without the inclusion of IVC, a company purchased on July 1, 2004, revenues in 2004 would have been $56.9 million, a decrease of 12% from 2003. Pro forma 2004 revenues if IVC had been purchased at the beginning of the year would have been $69.0 million.

The addition of IVC will not only increase revenues in 2005 (twelve months of operations compared to six months in 2004), but will add to the cost infracture of the Company in both cost of sales and selling, general and administrative (“S,G&A”) areas. With the inclusion of IVC and the elimination of the 2004 duplicated rent and move costs associated with the consolidation of four media asset storage facilities, we expect 2005 gross margins as a percentage of sales to be slightly higher than experienced in 2004. We expect S,G&A in 2005 to be higher as a percentage of sales than in 2004 (excluding the special charge) due to the addition of management and sales personnel and costs associated to Sarbanes-Oxley process documentation and assessment and the addition of stock option compensation expense due to the required July 1, 2005 implementation of Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Ba sed Compensation (see Note 1 of Note to Consolidated Financial Statements elsewhere in this Form 10-K for a discussion of pro forma amounts of such compensation for 2002, 2003 and 2004). Interest expense is expected to be higher in 2005 because of additional debt incurred for the acquisition of IVC and capital expenditures made in 2004 for the Media Center storage facility.

Please refer to Cautionary Statements and Risk Factors below with respect to these forward-looking statements.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003.

Revenues. Revenues for 2004 were $63.3 million, down 2% from $64.9 million in 2003. The decline in 2004 is due to lower spot advertising distribution for studio film releases and the early 2003 completion of a large firm re-mastering project which contributed to higher 2003 sales. The declines were offset by the additional revenues of $6.5 million from the July 1, 2004 acquisition of IVC.

Gross Profit. In 2004, gross margin was 36% of sales compared to 39% in 2003. The Company achieved $22.8 million of gross profit in 2004 compared to $25.2 million in 2003. The decline in gross margins was due to lower sales and duplicated rent and moving expenses associated with the new Media Center facility, offset by the addition of IVC.

Selling, General And Administrative Expense.  SG&A expense was 30% of sales in 2004 compared to 27% of sales in 2003. Excluding S,G&A expenses of IVC, total S,G&A in 2004 was $17.6 million compared to $17.5 million in 2003.

In all periods presented, the write-off of deferred acquisition and financing and settlement costs related to the termination of the potential acquisition of three subsidiaries of Alliance Atlantis Communications, Inc. (“Alliance”) has been set forth separately. The Company wrote-off approximately $1.0 million of such expenses in each of 2004 and 2005.

Operating Income. Operating income decreased to $2.8 million in 2004 from $6.7 million in 2003. Operating income in 2004 included $1.4 million contributed by IVC.

Interest Expense.  Interest expense for 2004 was $0.8 million, a decrease of $1.2 million from 2003 because of lower interest rates due to the expiration of an interest rate hedge contract, offset by interest expense on additional debt.

Derivative Fair Value Change. The Company adopted SFAS 133 on January 1, 2001. During the year ended December 31, 2003, the Company recorded the difference between the derivative fair value of the Company’s interest rate hedge contract at the beginning and end of the period, or income of $611,000 ($367,000 net of tax provision) and amortization of the cumulative-effect adjustment. The contract expired in November 2003.

Income Taxes. The Company’s effective tax rate was 38.5% for 2004 and 40% for 2003. The decrease in effective tax rate is the result of the Company’s periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

Net Income. The net income for 2004 was $1.2 million, a decrease of $1.9 million compared to net income of $3.1 million for 2003.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002.

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

Selling, General And Administrative Expense.  SG&A expense decreased $1.5 million, or 7.7% to $17.5 million for the 2003 period, compared to $18.9 million for 2002. As a percentage of revenues, SG&A decreased to 27.0% for 2003, compared to 27.7% for 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-K.

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

In November 2003, the Company leased a new 64,600 square foot building in Los Angeles, California, for the purpose of consolidating four vault locations then occupying approximately 71, 000 square feet in four locations. After the initial build-out of the new facility and termination of the existing leases during 2004, the resulting annual lease and operating expense levels are expected to be favorable to the Company. A provision of the lease provided that in May 2005, the Company had an option to purchase the building for approximately $8,572,000. We purchased the building in August 2004 by paying $2,065,000 in cash and borrowing the $6,435,000 million balance under a mortgage term loan payable over 15 years. We also spent approximately $3.1 million for improvements to the building during 2004.

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

The following table summarizes the December 31, 2004 status of our revolving line of credit and term loans:

Balance at December 31, 2004
Revolving credit	$4,323,000
Current portion of term loans	2,849,000
Long-term portion of term loans	14,494,000
Total	$21,666,000

Monthly and annual principal and interest payments due under the term-loan debt are approximately $260,000 and $3,100,000, respectively, assuming no change in interest rates. Monthly and annual principal and interest payments due under the mortgage debt are approximately $57,000 and $700,000, respectively. We expect that remaining amounts available under the revolving credit and term-loan re-borrowing arrangements (approximately $5.4 million as of December 31, 2004) and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.5 - 3.5 million of capital expenditures for the next twelve months.

The following table summarizes contractual obligations as of December 31, 2004 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Obligations	$20,488,384	$2,799,960	$5,657,001	$5,349,608	$6,681,815
Capital Lease Obligations	142,923	64,375	78,548	-	-
Operating Lease Obligations	16,884,866	3,490,425	6,779,855	4,303,917	2,310,668
Total	$37,516,173	$6,354,760	$12,515,405	$9,653,525	$8,992,484

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 does not have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to affect the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.

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

Recent History of Losses. The Company reported losses for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in the three fiscal years ended December 31, 2004, there can be no assurance as to future profitability on a quarterly or annual basis.

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

Customer and Industry Concentration. Although we have an active client list of over 2,500 customers, ten motion picture studios and advertising agencies accounted for approximately 38% of the Company’s revenues during the year ended December 31, 2004. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

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

Dependence on Key Personnel. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 26% of the Company’s outstanding stock. Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with the Company. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

Control by Principal Shareholder; Potential Issuance of Preferred Stock; Anti-Takeover Provisions. The Company’s Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 26% of the outstanding common stock as of December 31, 2004. The ex-spouse of R. Luke Stefanko, the Company’s former President and Chief Executive Officer, owned approximately 20% of the common stock on that date. Together, they owned approximately 46%. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company’s Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the “Preferred Stock”) and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company’s shareholders. On November 17, 2004, the Compay declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. The Rights will be attached to the Company’s Common Stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20% or more of Point.360’s Common Stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $10. If the Company is acquired in a merger or other business combination transaction after a person has acquired 20% or more of the Company’s outstanding Common Stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of Point.360’s outstanding Common Stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then-current exercise price, a number of the Company’s common shares having a market value of twice such price. Following an acquisition by a person or group of beneficial ownership of 20% of more of the Company’s Common Stock and before an acquisition of 50% or more of the Common Stock, Point.360’s Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one one-hundredth of a share of the new series of junior participating preferred stock per Right. Before a person or group acquires beneficial ownership of 20% or more of the Company’s Common Stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors. The Rights are intended to enable Point.360’s shareholders to realize the long-term value of their investment in the Company. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

Although we have no current plans to issue any other shares of Preferred Stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of discouraging, delaying, or preventing a change in control of the Company. Furthermore, certain provisions of the Company’s Restated Articles of Incorporation and By-Laws and of California law also could have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $15.4 million at December 31, 2004 under a term loan and revolving credit agreement, and $6.3 million outstanding under a Mortgage. Amounts outstanding under the term loan and revolving credit facility and the mortgage debt provide for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime plus 0.25% or LIBOR plus 2.50% for the term loan and LIBOR plus a variable amount for the mortgage debt. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (referred to hereafter as “FAS 133”), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the year ended December 31, 2003, the Company recorded income of $611,000 ($367,000 net of tax provision) for the derivative fair value change and amortization of the cumulative effect type adjustment. The interest rate-swap contract terminated in November 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	22

Financial Statements:

Consolidated Balance Sheets -
December 31, 2003 and 2004	23

Consolidated Statements of Income -
Fiscal Years Ended December 31, 2002, 2003 and 2004	24

Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income -
Fiscal Years Ended December 31, 2002, 2003 and 2004	25

Consolidated Statements of Cash Flows -
Fiscal Years Ended December 31, 2002, 2003 and 2004	26

Notes to Consolidated Financial Statements	27

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	39

Consent of Independent Registered Public Accounting Firm	45

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Point.360
Burbank, California

We have audited the accompanying consolidated balance sheets of Point.360 and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point.360 and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Singer Lewak Greenbaum & Goldstein LLP (signed)
Los Angeles, California
February 15, 2005

Point.360
Consolidated Balance Sheets

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$7,206,000	$668,000
Accounts receivable, net of allowances for doubtful accounts of $735,000 and $531,000,
respectively	9,490,000	12,468,000
Inventories	794,000	932,000
Prepaid expenses and other current assets	895,000	1,788,000
Deferred income taxes	1,414,000	1,310,000
Total current assets	19,799,000	17,166,000

Property and equipment, net (Note 4)	15,751,000	31,451,000
Other assets, net (Note 8)	1,348,000	742,000
Goodwill and other intangibles, net (Note 3)	27,046,000	27,288,000
Rights to purchase property and equipment (Note 8)	800,000	-
	$64,744,000	$76,647,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,460,000	$4,898,000
Accrued wages and benefits	1,773,000	1,751,000
Accrued earn-out payments	-	1,000,000
Other accrued expenses	1,350,000	1,249,000
Income tax payable	296,000	1,148,000
Borrowings under revolving credit agreement (Notes 6 and 12)	9,199,000	4,323,000
Current portion of borrowings under notes payable	-	2,849,000
Current portion of capital lease obligations (Note 6)	58,000	67,000
Total current liabilities	16,136,000	17,285,000

Deferred income taxes	3,678,000	5,788,000
Notes payable, less current portion (Note 6)	6,667,000	14,494,000
Capital lease and other obligations, less current portion (Note 6)	95,000	136,000
Obligation to purchase property and equipment (Note 8)	800,000	-

Total long-term liabilities	11,240,000	20,418,000

Total liabilities	27,376,000	37,703,000

Commitments and contingencies (Note 8)	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 shares authorized; 9,134,559 and 9,236,132
shares issued and outstanding, respectively	17,625,000	17,903,000
Additional paid-in capital	624,000	675,000
Accumulated other comprehensive income	-	-
Retained earnings	19,119,000	20,366,000
Total shareholders’ equity	37,368,000	38,944,000

	$64,744,000	$76,647,000

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Income

	Year Ended December 31,
	2002	2003	2004
Revenues	$68,419,000	$64,900,000	$63,344,000
Cost of goods sold	(42,172,000)	(39,670,000)	(40,519,000)
Gross profit	26,247,000	25,230,000	22,825,000

Selling, general and administrative expense	(18,977,000)	(17,479,000)	(18,936,000)
Write-off of deferred acquisition and financing costs (Note 3)	-	(1,043,000)	(1,050,000)

Operating income	7,270,000	6,708,000	2,839,000
Interest expense (net)	(2,528,000)	(2,056,000)	(811,000)
Derivative fair value change	82,000	611,000	-

Income before income taxes	4,824,000	5,263,000	2,028,000
Provision for income taxes	(2,007,000)	(2,114,000)	(781,000)

Net income	$2,817,000	$3,149,000	$1,247,000

Earnings per share:
Basic:
Net income	$0.31	$0.35	$0.14
Weighted average number of shares	9,013,224	9,067,446	9,196,620
Diluted:
Net income	$0.30	$0.33	$0.13
Weighted average number of shares including the dilutive effect of
stock options (Note 2)	9,376,707	9,554,847	9,671,395

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Shareholders’ Equity, and Comprehensive Income (Loss)
(in thousands except for share amounts)

			Additional Paid-in	Retained	Accumulated Other Comprehensive	Share- holders
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2001	8,992,806	$17,336	$439	$13,153	$(150)	$30,778
Net income	-	-	-	2,817	-	2,817
Shares issued in connection with exercise of stock option	10,000	20	-	-	-	20
Issuance of stock options to consultants	-	-	214	-	-	214
Issuance of stock purchase warrants	-	-	619	-	-	619
Shares issued in settlement of a debt	18,518	20	-	-	-	20
Adjustment of shares issued for an acquisition	(7,092)	(17)	-	-	-	(17)
Change in Other ComprehensiveIncome	-	-	-	-	60	60
Balance on December 31, 2002	9,014,232	17,359	1,272	15,970	(90)	34,511

Net income				3,149		3,149
Shares issued in connection with
exercise of stock options	120,327	266				266
Tax effect of stock options exercised			59			59
Termination of stock purchase warrants	-	-	(617)			(617)
Termination of stock options	-	-	(90)	-	-	(90)
Change in other comprehensive Income	-	-	-	-	90	90
Balance on December 31, 2003	9,134,559	17,625	624	19,119	-	37,368

Net income	-	-	-	1,247	-	1,247
Shares issued in connection with exercise of stock options	101,573	278	-	-	-	278
Tax effect of options exercised	-	-	51	-	-	51
Balance on December 31, 2004	9,236,132	$17,903	$675	$20,366	$-	$38,944

Comprehensive income is as follows:
	2002	2003
Net income	$2,817	$3,149
Amortization of cumulative effect Adjustment of adoption of FAS 133, net of tax	60	90
Comprehensive income	$2,877	$3,239

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$2,817,000	$3,149,000	$1,247,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,338,000	5,499,000	5,876,000
Provision for doubtful accounts	301,000	121,000	(48,000)
Deferred income taxes	723,000	(210,000)	(324,000)
Loss on disposal of property and equipment	-	72,000	-
Derivative fair value change	(82,000)	(611,000)	-
Other noncash items	41,000	-	(242,000)
Write-off of note receivable	148,000	-	-
Write-off of acquisition costs	-	1,002,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(400,000)	2,607,000	(1,146,000)
(Increase) decrease in inventories	(83,000)	109,000	(18,000)
(Increase) in prepaid expenses and other current assets	(303,000)	(138,000)	(732,000)
(Increase) decrease in other assets	(10,000)	(826,000)	606,000
(Decrease) increase in accounts payable	(559,000)	(514,000)	996,000
Increase (decrease) in accrued expenses	1,449,000	(533,000)	(340,000)
Increase in income taxes payable (receivable), net	1,001,000	753,000	939,000
Net cash and cash equivalents provided by operating activities	10,381,000	10,480,000	6,814,000

Cash flows from investing activities:
Increase in restricted cash	-	800,000	-
Payment for acquisition costs subsequently written off	-	(369,000)	-
Capital expenditures	(1,949,000)	(1,237,000)	(5,307,000)
Proceeds from sale of equipment	27,000	15,000	40,000
Net cash paid for acquisitions (IVC)	(1,563,000)	(8,000)	(1,094,000)
Net cash paid for acquisition of building	-	-	(2,065,000)
Net cash and cash equivalents used in investing activities	(3,485,000)	(1,599,000)	(8,426,000)

Cash flows from financing activities:
Change in revolving credit agreement	-	-	4,323,000
Proceeds from bank note for new loan	-	-	8,000,000
Change in note payable	-	-	182,000
Issuance of notes receivable	780,000	-	-
Proceeds from exercise of stock options	12,000	266,000	329,000
Repayment of notes payable	(5,999,000)	(7,134,000)	(17,657,000)
Contract settlement	-	(90,000)	-
Repayment of capital lease obligations	(75,000)	(89,000)	(103,000)
Net cash and cash equivalents used in financing activities	(5,282,000)	(7,047,000)	(4,926,000)

Net increase in cash and cash equivalents	1,614,000	1,834,000	(6,538,000)
Cash and cash equivalents at beginning of year	3,758,000	5,372,000	7,206,000
Cash and cash equivalents at end of year	$5,372,000	$7,206,000	$668,,000

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and three subsidiaries, including its two non-operating wholly owned subsidiaries, VDI Multimedia, Inc. and Multimedia Services, Inc., which subsidiaries were shell companies dissolved in 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios and advertising agencies in any particular reporting period. Our ten largest studio and advertising agency customers represented 39% of accounts receivable at December 31, 2003 and 52% of accounts receivable at December 31, 2004. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The ten largest studio and advertising agency customers accounted for 38% of net sales for both of the years ended December 31, 2003 and 2004, respectively.

Inventories

Inventories comprise raw materials, principally tape stock, and are stated at the lower of cost or market. Cost is determined using the average cost method.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term. The estimated useful life of property and equipment is seven years, leasehold improvements are ten years and building improvements are 39 years.

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

The accrual method of accounting was used for the interest rate swap agreement entered into by the Company which converted the interest rate on $15 million of the Company’s variable-rate debt to a fixed rate (see Note 6). Under the accrual method, each net payment or receipt due or owed under the derivative was recognized in income in the period to which the payment or receipt relates. Amounts to be paid/received under these agreements are recognized as an adjustment to interest expense. The related amounts payable to counter parties was included in other accrued liabilities. The estimated fair value of the interest rate swap agreement was a net payable of $701,000 at December 31, 2002. The swap agreement expired in November 2003.

Accounting for Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but provides pro forma disclosures of net income and earnings per share using the fair value method defined by FAS 123. Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2003	2004
Net income (loss):
As reported	$2,817,000	$3,149,000	$1,247,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(516,000)	(310,000)	(255,000)
Pro forma	2,301,000	2,839,000	992,000
Earnings (loss) per share:
As reported:
Basic	0.31	0.35	0.14
Diluted	0.30	0.33	0.13
Pro forma:
Basic	0.26	0.31	0.11
Diluted	0.25	0.30	0.10

The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2003 and 2004, respectively: expected volatility of 94%, 60% and 44%and risk-free interest rates of 4.00%, 1.05% and 1.33%. A dividend yield of 0% and expected life of five years was assumed for 2002, 2003 and 2004 grants. The weighted average fair value of options granted at the fair market price on the grant date in 2002, 2003 and 2004 were $1.76, $3.00 and $1.03, respectively. All options granted in 2002, 2003 and 2004 were at fair market price.

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

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

	2002	2003	2004
Weighted average number of common shares outstanding
used in computation of basic EPS	9,013,224	9,067,446	9,196,620
Dilutive effect of outstanding stock options	363,483	487,401	474,775
Weighted average number of common and potential
common shares outstanding used in computation of diluted EPS	9,376,707	9,554,847	9,671,395
Outstanding stock options excluded in the
computation of diluted EPS	2,435,086	1,573,277	1,878,172
Comprehensive Income

In 1998, the Company adopted Statement of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

Supplemental Cash Flow Information

Selected cash payments and noncash activities were as follows:
	2002	2003	2004
Cash payments for income taxes	$1,364,000	$2,626,000	$441,000
Cash payments for interest	2,453,000	1,852,000	708,000

Noncash investing and financing activities:
Termination of warrants	-	619,000	-
Capitalized lease obligations incurred	69,000	-	-
Tax benefits related to stock options	7,000	59,000	51,000
Adjustment of acquisition holdback shares	(17,000)	-	-
Accrual for earn-out payments	-	-	1,000,000
Termination of stock purchase warrants incurred as part of proposed acquisition	-	617,000	-
Obligation to purchase tenant improvements	-	800,000	-
Right to purchase tenant improvements	-	(800,000)	-
Leasehold improvements transferred from prepaid expenses	-	100,000	-

Detail of acquisitions:
Goodwill (1)	1,563,000	-	242,000

(1)	Includes additional purchase price payments made or accrued to former owners in periods subsequent to various acquisitions of $1,253,000 and $1,000,000 in 2002 and 2004, respectively.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not affect the Company at this time.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to affect the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,”Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.

3. ACQUISITIONS

During 1997 to 2004, the Company acquired nine businesses. These acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent portion of the purchase prices, to the extent earned, was recorded as an increase to goodwill. As of December 31, 2003, possible additional earn-out payments are as described below. The consolidated financial statements reflect the operations of the acquired companies since their respective acquisition dates.

Goodwill and other intangibles, net as of December 31, 2003 and 2004, consist of the following:

	Actual
	2003	2004
Goodwill	$32,622,000	$32,864,000
Covenant not to compete	1,000,000	1,000,000
	33,622,000	33,864,000
Less accumulated amortization	(6,576,000)	(6,576,000)
	$27,046,000	$27,288,000

Amortization expense totaled $80,000 and $35,000 for the years ended December 31, 2002 and 2003, respectively. The Company ceased amortizing goodwill on January 1, 2002 with the adoption of SFAS 142. Amortization of the covenant not to compete was $35,000 in 2003 at which time the covenant was fully amortized.

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

On July 1, 2004, the Company acquired all of the outstanding stock of International Video Conversions, Inc. (“IVC”) for $7 million in cash. The purchase agreement requires possible additional payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if earnings before interest, taxes, depreciation and amortization during the 30 months after the acquisition reach certain predetermined levels (the first $1 million increment was earned and is reflected as an accrued liability on the balance sheet as of December 31, 2004). As part of the transaction, the Company entered into employment and/or non competition agreements with four senior officers of IVC which fix responsibilities, salaries and other benefits and set forth limitations on the individuals’ ability to compete with the Company for the term of the earn-out period (30 months). IVC is a high definition and standard definition digital mastering and data conversion entity serving the motion picture/television production industry. In connection with the acquisition, the term loan portion of the Company’s bank facility (see Note 3) was increased by $4.7 million. To pay for the acquisition, the Company used $2.3 million of cash on hand and borrowed $4.7 million under the term loan portion of the facility.

The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below. The purchase price allocation is subject to change and will be finalized upon review and refinement of certain estimates and completion of valuation and appraisals.

Cash and cash equivalents	$1,205,000
Inventories	120,000
Other current assets	1,000
Accounts receivable	2,036,000
Goodwill	242,000
Property, plant and equipment	6,009,000
Total assets acquired	9,613,000

Accounts payable	(442,000)
Accrued	(417,000)
Income tax payable	(72,000)
Deferred tax liabilities	(1,682,000)

Current and other liabilities assumed	(2,613,000)

Net assets acquired over liabilities,
and purchase price	$7,000,000

The following table presents unaudited pro forma results of the combined operations for the years ended December 31, 2002, 2003 and 2004, respectively, as if the acquisition had occurred as of the beginning of such periods rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

	2002	2003	2004
Revenue	$82,620,000	$76,315,000	$69,032,000
Operating Income	8,943,000	28,816,000	3,303,000
Net income (loss)	3,277,000	2,804,000	1,456,000
Basic earnings per share	0.36	0.31	0.16
Diluted earnings per share	0.35	0.29	0.15

4. PROPERTY AND EQUIPMENT:

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

In August 2004, the Company purchased the facility for $8.6 million ($2.2 in cash and a $6.4 million mortgage).

Property and equipment consist of the following:

	December 31,
	2003	2004
Land	$-	$5,600,000
Building	-	5,288,000
Machinery and equipment	38,945,000	48,731,000
Leasehold improvements	7,773,000	8,076,000
Computer equipment	4,520,000	4,818,000
Equipment under capital lease	291,000	291,000
	51,529,000	72,804,000
Less accumulated depreciation and amortization	(35,778,000)	(41,352,000)
	$15,751,000	$31,452,000

Depreciation expense totaled $5,258,000, $5,464,000 and $5,876,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Accumulated amortization on capital leases amounted to $125,000 and $166,000, as of December 31, 2003 and 2004, respectively.

5. 401(K) PLAN

The Company has a 401(K) plan which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Company contributions to the plan were $99,000, $92,000 and $92,000 in 2002, 2003 and 2004, respectively.

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

On March 12, 2004, the Company entered into a new credit agreement which provided up to $10 million of revolving credit availability for two years and a five-year $8 million term loan. For the first two years of the term loan, the Company can re-borrow all principal payments to finance up to 80% of capital equipment purchases. The agreement provides for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime rate plus 0.25% or LIBOR plus 2.50% for the term loan, and requires the Company to maintain certain financial covenant ratios. The facilities are secured by all of the Company’s assets. The term loan requires principal payments of $1.6 million annually. The $15,866,000 outstanding term loan as of December 31, 2003 was repaid by $1,000,000 of scheduled principal payments made in January and February 2004 and, on March 12, 2004, by new term loan borrowings of $8,000,000 and cash payment of $6,866,000. For financial statement purposes, as of December 31, 2003, an amount representing the portion of the new term loan due after December 31, 2004 ($6,667,000) was classified as “long-term”.

In July and August 2004, the term loan and revolving portions of the Company’s bank facility were increased by $4.7 million and $1.9 million, respectively.

In August 2004, the Company entered into a Standing Loan Agreement and Swap Commitment with a bank (the “Mortgage”) in order to purchase land and a building (see below). Pursuant to the Mortgage, the Company borrowed $6,435,000 payable in monthly installments of principal and interest on a fully amortized basis over 15 years. The mortgage debt is secured by the land and building.

In connection with the Mortgage, the Company entered into a one-year interest rate swap contract to economically hedge the Mortgage debt. Under the terms of the swap agreement, the amount hedged was $6,435,000 at a fixed 4.35% interest rate for the first year. Prior to the end of the first year, by August 2005, the Company was obligated to “fix” the interest rate with respect to the remaining 14 years of the Mortgage debt term based on a fixed rate quoted by the banks or LIBOR plus 1.85% for that period. In December 2004, the rate was fixed at 6.83% for the remaining term of the mortgage through a new hedge agreement.

Interest Rate Swaps

In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount was $15,000,000, whereby the Company received LIBOR and paid a fixed 6.5% rate of interest for three years. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) required that the interest rate swap contract be recorded at fair value upon adoption of SFAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such quarter. The interest rate swap contract terminated in November 2003. The following adjustments were recorded to reflect changes during the years ended December 31, 2002 and 2003:

	Increase (Decrease) Income
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

In August 2004, the Company entered into a one-year interest rate swap contract to economically hedge Mortgage debt. Under the terms of the swap agreement, the amount hedged was $6,435,000 at a fixed 4.35% interest rate for the first year. Prior to the end of the first year, in August 2005, the Company was obligated to “fix” the interest rate with respect to the remaining 14 years of the Mortgage debt term based on a fixed rate quoted by the bank or LIBOR plus 1.85% for that period. In December 2004, the rate was fixed at 6.83% for the remaining term of the mortgage through new hedge agreement.

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

The hypothetical derivative is a $6,334,000 notional amount, receive-variable and pay-fixed interest rate swap, with reset dates and a variable rate index that match those of the Mortgage, and which has a zero fair market value at inception of the hedge relationship. Hedge effectiveness will be assessed on a quarterly basis.

Mortgage and Equipment Financing and Capital Leases

The Company has financed the purchase of certain equipment and real property through the issuance of bank notes payable, a mortgage and under capital leasing arrangements. The notes bear interest at rates ranging from LIBOR plus 2.25% (4.13% as of December 31, 2004) to 6.83%. Such obligations are payable in monthly installments through May 2019.

Annual maturities for debt, under bank notes payable, mortgage and capital lease obligations as of December 31, 2004, are as follows:

2005	$2,864,000
2006	2,865,000
2007	2,870,000
2008	2,859,000
2009	2,491,000
Thereafter	6,682,000
$20,631,000
See Note 12 regarding revised credit facilities.

7. INCOME TAXES:

The Company’s provision for (benefit from) income taxes for the three years ended December 31, 2004 consists of the following:

	Year Ended December 31, .
	2002	2003	2004
Current tax (benefit) expense:
Federal	$1,280,000	$1,820,000	$642,000
State	333,000	504,000	142,000

Total current	1,613,000	2,324,000	784,000

Deferred tax expense:
Federal	281,000	(178,000)	(13,000)
State	113,000	(32,000)	10,000
Total deferred	394,000	(210,000)	(3,000)

Total provision for (benefit from) for income taxes	$2,007,000	$2,114,000	$781,000

The following is a reconciliation of the components of the provision for (benefit from) income taxes:

	2002	2003	2004
Provision for (benefit from) income taxes per the income statement	$2,007,000	$2,114,000	$781,000
Extraordinary item tax benefit	-	-	-
Cumulative effect tax benefit of adopting SAB 101	-	-	-
Provision for (benefit from) income taxes	$2,007,000	$2,114,000	$781,000

The composition of the deferred tax assets (liabilities) at December 31, 2003 and December 31, 2004 are listed below:

	2003	2004
Accrued liabilities	$784,000	$587,000
Allowance for doubtful accounts	315,000	228,000
Other	315,000	495,000
Total current deferred tax assets	1,414,000	1,310000

Property and equipment	(2,486,000)	(3,844,000)
Goodwill and other intangibles	(1,444,000)	(2,097,000)
State net operating loss carry forward	123,000	-
Other	129,000	153,000
Total non-current deferred tax liabilities	(3,678,000)	(5,788,000)

Net deferred tax liability	$(2,264,000)	$(4,478,000)

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	2002	2003	2004
Federal tax computed at statutory rate	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	6%	5%	2%
Non-deductible goodwill	-	-	-
Other	2%	1%	3%
	42%	40%	39%

8. COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases office and production facilities in California, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2004 are as follows:

2005	$3,363,000
2006	3,318,000
2007	3,396,000
2008	2,622,000
2009	1,671,000
Thereafter	2,310,000

Total rental expense was approximately $3,106,000, $3,436,000 and $4,299,000 for the three years in the period ended December 31, 2004, respectively.

On September 30, 2003 the Company entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2005, and are renewed automatically on an annual basis after that unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision.

9. STOCK RIGHTS PLAN:

In November 2004, the Company implemented a stock rights program. Pursuant to the program, stockholders of record November 17, 2004 received a dividend of one right to purchase for $10 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to the Company’s Common Stock and will also become attached to shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of the Company’s Common Stock. The rights will expire on November 16, 2014 and are redeemable at $0.0001 per right.

After a triggering event, the rights will detach from the Common Stock. If the Company is then merged into, or is acquired by, another corporation, the Company has the opportunity to either (i) redeem the rights or (ii) permit the rights holder to receive in the merger stock of the Company or the acquiring company equal to two times the exercise price of the right (i.e., $20). In the latter instance, the rights attached to the acquirer’s stock become null and void. The effect of the rights program is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of the Company’s Board of Directors, the offer is inadequate.

10. STOCK OPTION PLANS:

Stock Option Plans

In May 1996, the Board of Directors, approved the 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan provides for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. In July 1999, the Company’s shareholders approved an amendment to the 1996 Plan increasing the number of shares reserved for grant to 2,000,000 and providing for automatic increases of 300,000 shares on each August 1 thereafter to a maximum of 4,000,000 shares. As of December 31, 2004, there were 1,530,722 options outstanding under the 1996 Plan and 1,895,028 options were available for grant.

In December 2000, the Company’s Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the “2000 Plan”). As amended, the 2000 Plan provides for the award of options to purchase up to 1,500,000 shares of common stock. Options may be granted under the 2000 Plan solely to attract people who have not previously been employed by the Company as a substantial inducement to join the Company. As of December 31, 2004, there were 822,225 options outstanding under the plan and 599,800 options were available for grant.

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

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	3,286,628	$4.55

Granted during 2002	529,100	1.76
Exercised during 2002	(10,000)	1.20
Cancelled during 2002	(1,007,069)	7.26

Balance at December 31, 2002	2,798,569	$3.06

Granted during 2003	423,000	$3.00
Exercised during 2003	(120,327)	2.21
Cancelled during 2003	(1,050,654)	3.41

Balance at December 31, 2003	2,050,678	$2.91

Granted during 2004	608,100	2.58
Exercised during 2004	101,573	2.76
Cancelled during 2004	204,258	3.14

Balance at December 31, 2004	2,352,947	$2.82

Additional information with respect to the outstanding options as of December 31, 2004 is as follows (shares in thousands):

	Options Outstanding .			Options Exercisable
Option Exercise Price Range	Number of Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Average Exercise Price
$1.20 - $5.38	2,336,126	4.1 years	$2.47	1,044,664	$2.76
$7.00 - $10.00	16,821	3.6 years	$7.78	16,821	$7.78

11. SUPPLEMENTAL DATA (unaudited)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2004 (in thousands except per share data).
	2003
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31
Revenues	$17,293	$15,773	$16,709	$15,125	$64,900
Gross profit	$6,439	$5,865	$6,993	$5,933	$25,230
Net income	$992	$271	$1,075	$812	$3,149

Income per share:
Basic	$0.11	$0.03	$0.12	$0.09	$0.35
Diluted	$0.11	$0.03	$0.11	$0.08	$0.33

	2004
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31
Revenues	$15,468	$13,913	$16,465	$17,498	$63,344
Gross profit	$5,649	$4,803	$5,736	$6,636	$22,825
Net income (loss)	$493	$73	$(81)	$761	$1,247

Income (loss) per share:
Basic	$0.06	$0.01	$(0.01)	$0.08	$0.14
Diluted	$0.05	$0.01	$(0.01)	$0.08	$0.13

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Point.360
Burbank, California

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

Singer Lewak Greenbaum & Goldstein LLP (signed)
Los Angeles, CA
February 15, 2005
_______________________________________

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended December 31, 2002	$681,000	$301,000	$--	$(181,000)	$801,000

Year ended December 31, 2003	$801,000	$121,000	$--	$(187,000)	$735,000

Year ended December 31, 2004	$735,000	$48,000	$(153,000)	$(99,000)	$531,000

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

ITEM 9B. OTHER INFORMATION

None.

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
2777 North Ontario Street
Burbank, CA 91504

If the Company makes any amendment to, or grant any waivers of, a provision of the Code that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website.

Other information called for by Item 10 of Form 10-K is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for its annual meeting of shareholders relating to fiscal 2004 (the “Proxy Statement”), which is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report:

(1,2) Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets - December 31, 2003 and 2004
Consolidated Statements of Income - Fiscal Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Shareholders’ Equity - Fiscal Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements
(3) Exhibit
      Number        Description

3.1	Restated Articles of Incorporation of the Company. (2)

3.2	By-laws of the Company. (2)

10.1	Agreement and Plan of Merger, dated as of December 24, 1999, among VDI MultiMedia, VDI MultiMedia, Inc. and VMM Merger Corp. (1)

10.2	1996 Stock Incentive Plan of the Company. (2)

10.3	2000 Stock Incentive Plan of the Company. (7)

10.4	Asset Purchase Agreement, dated as of December 28, 1996 by and among VDI Media, Woodholly Productions, Yvonne Parker, Rodger Parker, Jim Watt and Kim Watt. (3)

10.5	Asset Purchase Agreement, dated as of June 12, 1998 by and between VDI Media and All Post, Inc. (4)

10.6	Asset Purchase Agreement, dated as of November 9, 1998 by and among VDI Media, Dubs Incorporated, Vincent Lyons and Barbara Lyons. (5)

10.7	Asset Purchase Agreement dated November 3, 2000 by and among the Company, Creative Digital, Inc. and Larry Hester. (7)

10.8	Third Amendment and Restated Credit Agreement dated May 2, 2002, among the Company, Union Bank of California, N.A., United California Bank, and U.S. Bank National Association. (8)

10.9	Option Agreement dated July 3, 2002 between the Company and Alliance Atlantis Communications Inc. (9)

10.10	First Amendment to Credit Agreement dated October 2, 2002, among the Company, Union Bank of California, Bank of the West and U.S. National Bank Association. (11)

10.11	Resignation and General Release Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (10)

10.12	Consulting Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (10)

10.13	Non-competition Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (10)

10.14	Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc. (12)

10.15	Severance Agreement dated September 30, 2003 between the Company and Haig S. Bagerdjian. (13)

10.16	Severance Agreement dated September 30, 2003 between the Company and Alan R. Steel. (13)

10.17	Lease Agreement dated November 26, 2003 between the Company and General Electric Capital Business Asset Funding Corporation.

10.18	Credit Agreement dated March 12, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (14)

10.19	Stock Purchase Agreement dated June 23, 2004 among the Company, International Video Conversions, Inc. (“IVC”) and the Stockholders of IVC. (15)

10.20	First Amendment to Credit Agreement dated July 1, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (15)

10.21	Second Amendment to Credit Agreement dated August 13, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (16)

10.22	Standing Loan Agreement and Swap Commitment dated August 18, 2004 between the Company and Bank of America, N.A. (17)

10.23	Settlement and Mutual Release Agreement executed November 9, 2004 between the Company and Alliance Atlantis Communications, Inc. (18)

10.24	Amended and Restated Rights Agreement, dated as of November 17, 2004, between the Company and American Stock Transfer and Trust Company. (19)

23.1	Consent of Independent Accountants.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________________________

(1)	Filed with the Securities and Exchange Commission (“SEC”) on January 11, 2000 as an exhibit to the Company’s Form 8-K and incorporated herein by reference.
(2)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on May 17, 1996 or as an exhibit to Amendment No. 1 to the Form S-1 filed with the SEC on December 31, 1996 and incorporated herein by reference.
(3)	Filed with the SEC on June 29, 1998 as an exhibit to the Company’s Form 8-K and incorporated herein by reference
(4)	Filed with SEC on December 2, 1998 as an exhibit to the Company’s Form 8-K and incorporated herein by reference.
(5)	Filed with the SEC on April 11, 2001 as an exhibit to the Company’s Form 10-K and incorporated herein by reference.
(6)	Filed with the SEC on August 14, 2001 as an exhibit to the Company’s Form 10-Q and incorporated herein by reference.
(7)	Filed with the SEC on September 7, 2001 as an exhibit to the Company’s Form S-8 and incorporated herein by reference.
(8)	Filed with the Commission on May 14, 2002 as an exhibit to Form 10-Q for the period ended March 31, 2002.
(9)	Filed as an exhibit to Form 8-K with the Commission on July 15, 2002.
(10)	Filed as an exhibit to Form 8-K with the Commission on October 7, 2002.

(11)	Filed with the Commission on November 14, 2002 as an exhibit to Form 10-Q for the period ended September 30, 2002.
(12)	Filed as exhibit to Form 8-K with the Commission on January 8, 2003.
(13)	Filed as an exhibit to Form 10-Q with the Commission on November 12, 2003.
(14)	Filed as an exhibit to Form 8-K with the Commission on March 16, 2004.
(15)	Filed as an exhibit to Form 8-K with the Commission on July 1, 2004.
(16)	Filed as an exhibit to Form 8-K with the Commission on August 20, 2004.
(17)	Filed as an exhibit to Form 8-K with the Commission on August 26, 2004.
(18)	Filed as an exhibit to Form 10-Q with the Commission on November 12, 2004.
(19)	Filed as an exhibit to Form 8-K with the Commission on December 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2005
Point.360
By:	/s/ Haig S. Bagerdjian Haig S. Bagerdjian Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian Haig S. Bagerdjian	Chairman of the Board of Directors, President and Chief Executive Officer	March 10, 2005

/s/ Alan R. Steel Alan R. Steel	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2005

/s/ Robert A. Baker Robert A. Baker	Director	March 7, 2005

/s/ Greggory J. Hutchins Greggory J. Hutchins	Director	March 14, 2005

/s/ Sam P. Bell Sam P. Bell	Director	March 15, 2005

/s/ G. Samuel Oki G. Samuel Oki	Director	March 15, 2005