Form 10-Q
period 2005-03-31
POINT 360
filed 2005-05-12
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005 or

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

(818) 565-1400
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

Yes ☐ No ☒

As of March 31, 2005, there were 9,345,532 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2004	March 31, 2005
		(unaudited)
Current assets:
Cash and cash equivalents	$668,000	$-
Accounts receivable, net of allowances for doubtful accounts of $531,000 and $552,000 (unaudited), respectively	12,468,000	11,600,000
Inventories	932,000	887,000
Prepaid expenses and other current assets	1,788,000	1,676,000
Deferred income taxes	1,310,000	1,310,000
Total current assets	17,166,000	15,473,000

Property and equipment, net	31,451,000	31,086,000
Other assets, net	742,000	677,000
Goodwill and other intangibles, net	27,288,000	27,473,000
Total assets	$76,647,000	$74,709,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$-	$693,000
Accounts payable	4,898,000	4,150,000
Accrued wages and benefits	1,751,000	1,435,000
Accrued earn-out payments	1,000,000	1,000,000
Other accrued expenses	1,249,000	1,074,000
Income taxes payable	1,148,000	1,193,000
Borrowings under revolving line of credit	4,323,000	3,131,000
Current portion of borrowings under notes payable	2,849,000	2,850,000
Current portion of capital lease and other obligations	67,000	63,000
Total current liabilities	17,285,000	15,589,000

Deferred income taxes	5,788,000	5,788,000
Bank notes payable, less current portion	14,494,000	13,794,000
Capital lease and other obligations, less current portion	136,000	114,000
Total long-term liabilities	20,418,000	19,696,000

Total liabilities	37,703,000	35,285,000

Contingencies (Note 4 and 6)	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 authorized; 9,236,132
and 9,345,532 (unaudited) shares issued and outstanding, respectively	17,903,000	18,314,000
Additional paid-in capital	675,000	675,000
Retained earnings	20,366,000	20,435,000
Total shareholders’ equity	38,944,000	39,424,000

Total liabilities and shareholders’ equity	$76,647,000	$74,709,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,

	2004	2005

Revenues	$15,468,000	$17,183,000
Cost of goods sold	(9,819,000)	(11,402,000)

Gross profit	5,649,000	5,781,000
Selling, general and administrative expense	(4,593,000)	(5,360,000)
Write-off of deferred acquisition, financing and settlement costs	(2,000)	-

Operating income	1,054,000	421,000
Interest expense, net	(217,000)	(307,000)
Income (loss) before income taxes	837,000	114,000
(Provision for) benefit from income taxes	(344,000)	(45,000)
Net income (loss)	$493,000	$69,000

Earnings per share:
Basic:
Net income (loss)	$0.05	$0.01
Weighted average number of shares	9,152,497	9,302,596
Diluted:
Net income (loss)	$0.05	$0.01
Weighted average number of shares including the dilutive effect of stock options	9,890,447	9,867,343

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2005

Cash flows from operating activities:
Net income (loss)	$493,000	$69,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,391,000	1,564,000
Provision for doubtful accounts	26,000	24,000
Deferred income taxes	-	-
Other non cash item	3,000	-
Write-off of acquisition costs	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,214,000)	892,000
Decrease in inventories	35,000	45,000
Decrease in prepaid expenses and other current assets	65,000	198,000
Decrease in other assets	18,000	65,000
(Decrease) increase in accounts payable	750,000	(748,000)
Decrease in accrued expenses	(463,000)	(466,000)
Increase in income taxes	344,000	131,000
Net cash provided by operating activities	1,538,000	1,774,000

Cash used in investing activities:
Capital expenditures	(287,000)	(804,000)
Proceeds from sale of equipment	40,000	-
Net cash paid for acquisitions	-	(25.000)
Net cash used in investing activities	(247,000)	(829,000)

Cash flows used in financing activities:
Exercise of stock options	203,000	11,000
Change in revolving credit agreement	-	(498,000)
Proceeds from bank note	8,000,000	-
Shares issued for an acquisition	-	(400,000)
Repayment of notes payable	(15,866,000)	(700,000)
Repayment of capital lease obligations	(19,000)	(26,000)
Net cash used in financing activities	(7,682,000)	(1,613,000)

Net decrease in cash	(6,391,000)	(668,000)
Cash and cash equivalents at beginning of period	7,206,000	668,000

Cash and cash equivalents at end of period	$815,000	$-

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$241,000	$289,000
Income tax	$59,000	$86,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2004.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

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

Pursuant to a Settlement and Mutual Release Agreement executed in November 2004, Alliance and the Company agreed to settle all claims. Pursuant to the agreement, the Company paid Alliance $575,000 in cash in November 2004. All amounts deferred prior to the settlement related to possible acquisition of the Subsidiaries have been expensed. Such amounts have been shown separately in the Consolidated Statements of Income for clarity of presentation.

NOTE 5 - STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148 and are as follows for the three-month periods ended March 31, 2004 and 2005.

	Three months ended March 31,
	2004	2005
Net income (loss):
As reported	$493,000	$69,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78,000)	(51,000)
Pro forma	415,000	18,000

Basic earnings (loss) per share of common stock:
As reported	$0.05	$0.01
Pro forma	$0.05	$0.00

Diluted earnings (loss) per share of common stock:
As reported	$0.05	$0.01
Pro forma	$0.04	$0.00

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2004	2005
Risk-free interest rate	1.05%	2.50%
Expected term (years)	5.00	5.00
Volatility	58%	48%
Expected annual dividends	0.0%	0.0%

NOTE 6 - CONTINGENCIES

In addition to the legal proceedings the Company had with Alliance (see Note 4) from time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 7 - SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2005, the number of outstanding shares of the Company’s common stock increased by 4,400 shares due to the exercise of employee stock options for $16,000 in cash, and 105,000 shares issued for the purchase of the assets of another business (valued at approximately $400,000).

NOTE 8 - ACQUISITION

On July 1, 2004, the Company acquired all of the outstanding stock of International Video Conversions, Inc. (“IVC”) for $7 million in cash. The purchase agreement requires possible additional payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if earnings before interest, taxes, depreciation and amortization during the 30 months after the acquisition reach certain predetermined levels. As part of the transaction, the Company entered into employment and/or non competition agreements with four senior officers of IVC which fix responsibilities, salaries and other benefits and set forth limitations on the individuals’ ability to compete with the Company for the term of the earn-out period (30 months). IVC is a high definition and standard definition digital mastering and data conversion entity serving the motion picture/television production industry. In connection with the acquisition, the term loan portion of the Company’s bank facility (see Note 3) was increased by $4.7 million. To pay for the acquisition, the Company used $2.3 million of cash on hand and borrowed $4.7 million under the term loan portion of the facility. As of December 31, 2004, the first additional payment of $1 million was accrued on the balance sheet, which amount was paid on April 1, 2005.

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
The following table presents unaudited pro forma results of the combined operations for the three months ended March 31, 2004 as if the acquisition had occurred as of the beginning of such period rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

Three months ended March 31, 2004
Revenue	$18,293,000
Operating Income	1,215,000
Net income (loss)	564,000
Basic earnings per share	0.06
Diluted earnings per share	0.06

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

Statistical Analysis

The table below summarizes pro forma results for the three-month periods ended March 31, 2004 and 2005, without the effects of (1) IVC’s results of operations and (2) the write-off of deferred Alliance acquisition, financing and settlement costs in 2004. IVC was purchased on July 1, 2004. The Alliance write-off represents the costs of due diligence, legal, financing and the settlement of all matters related to the proposed acquisition of three subsidiaries of Alliance, which matters were finalized in 2004: (in thousands except per share amounts)

	March 31, 2004			March 31, 2005
	Pro forma	(2)	GAAP	Pro forma	(1)	GAAP

Revenues	$15,468	$-	$15,468	$14,515	$2,668	$17,183
Cost of goods sold	(9,819)	-	(9,819)	(9,478)	(1,924)	(11,402)

Gross profit	5,649	-	5,649	5,037	744	5,781
Selling, general and administrative expense (3)	(4,593)	-	(4,593)	(4,716)	(644)	(5,360)
Write-off of deferred acquisition, financing and settlement costs (3)	-	(2)	(2)	-	-	-

Operating income (loss)	1,056	(2)	1,054	321	100	421
Interest expense, net	(217)	-	(217)	(249)	(58)	(307)
Income (loss) before income taxes	839	(2)	837	72	42	114
(Provision for) benefit from income taxes	(344)	-	(344)	(28)	(17)	(45)
Net income (loss)	$495	$(2)	$493	$44	$25	69

Earnings (loss) per share:
Basic:	$0.05	$0.00	$0.05	$0.01	$0.00	$0.01
Diluted:	$0.05	$0.00	$0.05	$0.01	$0.00	$0.01

(1)	Contribution of IVC.
(2)	Write-off of deferred acquisition, financing and settlement costs.
(3)	Previously reported amounts have been adjusted to segregate Alliance-related expenses from Selling, General and Administrative expense for consistency of presentation among periods.

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

In total, revenues in the first quarter of 2005 were 11% greater than in the same 2004 period. Without the inclusion of IVC, a company purchased on July 1, 2004, revenues in the 2005 first quarter would have been $14.5 million, a decrease of 6% from 2004. Pro forma 2004 first quarter revenues if IVC had been purchased at the beginning of the year would have been $18.3 million.

The addition of IVC will not only increase revenues for all of 2005 (twelve months of operations compared to six months in 2004), but will add to the cost infrastructure of the Company in both cost of sales and selling, general and administrative (“SG&A”) areas. With the inclusion of IVC, we expect 2005 sales to be higher than experienced in 2004. We expect SG&A in 2005 to be higher as a percentage of sales than in 2004 (excluding the special charge) due to the addition of management and sales personnel and costs associated to Sarbanes-Oxley process documentation. Interest expense is expected to be higher in 2005 because of additional debt incurred for the acquisition of IVC and capital expenditures made in 2004 for the Media Center storage facility.

Please refer to Cautionary Statements and Risk Factors below with respect to these forward-looking statements.

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004.

Revenues.  Revenues were $17.2 million for the three-month period ended March 31, 2005, compared to $15.5 million for the three-month period ended March 31, 2004. The addition of IVC as of July 1, 2004 contributed $2.7 million of revenues in the 2005 period, without which sales would have declined 6% to $14.5 million when compared to the 2004 quarter.

Gross Profit. In the first quarter of 2005, gross margin was 34% of sales, compared to 37% for quarter ended March 31, 2004. The decline is due principally to lower sales at facilities other than IVC.

Selling, General And Administrative Expense.  SG&A expense was $5.4 million in the first quarter of 2005 as compared to $4.6 million in the same period of 2004. The increase was due to the addition of IVC.

Interest Expense.  Interest expense for the three-month period ended March 31, 2005 was $0.3 million, an increase of $0.1 million over the three-month period ended March 31, 2004 because of higher debt levels due to the acquisition of IVC and real property in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company’s Form 10-K for the year ended December 31, 2004.

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

The acquisition of International Video Conversions, Inc. (“IVC”) was completed in July 2004. We paid $2.3 million in cash and borrowed the $4.7 million. The IVC purchase agreement will also require payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if certain predetermined earnings levels (as defined) are met. In April 2005, $1 million was paid.

The following table summarizes the March 31, 2005 status of our revolving line of credit and term loans:

Revolving credit (including cash overdraft)	$3,824,000
Current portion of term loans	2,850,000
Long-term portion of term loans	13,794,000
Total	$20,468,000

Monthly and annual principal and interest payments due under the term debt are approximately $260,000 and $3,100,000, respectively, assuming no change in interest rates. Monthly and annual principal and interest payments due under the mortgage debt are approximately $57,000 and $700,000, respectively. We expect that remaining amounts available under the revolving credit and term-loan re-borrowing arrangements (approximately $3.6 million as of March 31, 2005) and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.5 - 3.5 million of capital expenditures for the next twelve months.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $58.6 million as of March 31, 2005.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of March 31, 2005 was $5.8 million. The Company did not record a valuation allowance against its deferred tax assets as of March 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

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

In July and August 2004, the credit agreement was amended in connection with the acquisition of IVC to increase the amounts that can be borrowed under the revolving and term loan portions of the arrangement. Approximately $4.7 million was borrowed to consummate the transaction. Also in August 2004, we borrowed $6,435,000 to purchase land and a building to house our Los Angeles area vault storage facilities. While we believe operating cash flows are sufficient to service increased total debt levels, reduced future sales levels, if they occur, could possibly result in a breach of the financial covenants contained in the credit agreements.

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

Dependence on Technological Developments. Although we intend to utilize the most efficient and cost-effective technologies available for telecine, high definition formatting, editing, coloration and delivery of audio and video content, including digital satellite transmission, as they develop, we cannot be sure that we will be able to adapt to such standards in a timely fashion or at all. We believe our future growth will depend in part, on our ability to add to these services and to add customers in a timely and cost-effective manner. We cannot be sure we will be successful in offering such services to existing customers or in obtaining new customers for these services. We intend to rely on third party vendors for the development of these technologies and there is no assurance that such vendors will be able to develop such technologies in a manner that meets the needs of the Company and its customers. Additionally, in recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue over a long term (i.e. the next 10 years). All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins. There is also the risk that third party vendors who directly compete with us will succeed in taking away business. Any material interruption in the supply of such services could materially and adversely affect the Company’s financial condition, results of operations and prospects.

Dependence on Key Personnel. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 27% of the Company’s outstanding stock. Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with the Company. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

Control by Principal Shareholder; Potential Issuance of Preferred Stock; Anti-Takeover Provisions. The Company’s Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 27% of the outstanding common stock as of March 31, 2005. The ex-spouse of R. Luke Stefanko, the Company’s former President and Chief Executive Officer, owned approximately 19% of the common stock on that date. Together, they owned approximately 46%. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company’s Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $3.1 million at March 31, 2005 under a term loan and revolving credit agreement, and $6.2 million outstanding under a mortgage. Amounts outstanding under the term loan and revolving credit facility and the mortgage debt provide for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime plus 0.25% or LIBOR plus 2.50% for the term loan and 6.83% for the mortgage debt. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: May 12, 2005	BY:	/s/ Alan R. Steel
Alan R. Steel Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)