Form 10-Q
period 2005-06-30
POINT 360
filed 2005-08-12
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005 or

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

Yes ☐ No ☒

As of June 30, 2005, there were 9,357,532 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2004	June 30, 2005
		(unaudited)
Current assets:
Cash and cash equivalents	$668,000	$-
Accounts receivable, net of allowances for doubtful accounts of $531,000 and $566,000 (unaudited), respectively	12,468,000	11,383,000
Inventories	932,000	884,000
Prepaid expenses and other current assets	1,788,000	1,676,000
Deferred income taxes	1,310,000	1,310,000
Total current assets	17,166,000	15,253,000

Property and equipment, net	31,451,000	29,810,000
Other assets, net	742,000	645,000
Goodwill and other intangibles, net	27,288,000	27,473,000
Total assets	$76,647,000	$73,181,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$-	$613,000
Accounts payable	4,898,000	3,123,000
Accrued wages and benefits	1,751,000	1,872,000
Accrued earn-out payments	1,000,000	-
Other accrued expenses	1,249,000	913,000
Income taxes payable	1,148,000	1,060,000
Borrowings under revolving line of credit	4,323,000	4,294,000
Current portion of borrowings under notes payable	2,849,000	3,051,000
Current portion of capital lease and other obligations	67,000	63,000
Total current liabilities	17,285,000	14,989,000

Deferred income taxes	5,788,000	5,008,000
Bank notes payable, less current portion	14,494,000	13,899,000
Capital lease and other obligations, less current portion	136,000	106,000
Total long-term liabilities	20,418,000	19,013,000

Total liabilities	37,703,000	34,002,000

Contingencies (Note 4 and 6)	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 authorized; 9,236,132
and 9,357,532 (unaudited) shares issued and outstanding, respectively	17,903,000	18,337,000
Additional paid-in capital	675,000	675,000
Retained earnings	20,366,000	20,167,000
Total shareholders’ equity	38,944,000	39,179,000

Total liabilities and shareholders’ equity	$76,647,000	$73,181,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Revenues	$13,913,000	$15,890,000	$29,382,000	$33,073,000
Cost of goods sold	(9,110,000)	(10,628,000)	(18,929,000)	(22,030,000)

Gross profit	4,803,000	5,262,000	10,453,000	11,043,000
Selling, general and administrative expense	(4,508,000)	(5,395,000)	(9,102,000)	(10,755,000)
Write-off of deferred acquisition and financing costs	(60,000)	-	(62,000)	-

Operating income (loss)	235,000	(133,000)	1,289,000	288,000
Interest expense, net	(111,000)	(314,000)	(329,000)	(621,000)
Income (loss) before income taxes	124,000	(447,000)	960,000	(333,000)
(Provision for) benefit from income taxes	(51,000)	179,000	(393,000)	134,000
Net income (loss)	$73,000	$(268,000)	$567,000	$(199,000)

Earnings(loss) per share:
Basic:
Net income (loss)	$0.01	$(0.03)	$0.06	$(0.02)
Weighted average number of shares	9,200,211	9,349,105	9,176,354	9,326,020
Diluted:
Net income (loss)	$0.01	$(0.03)	$0.06	$(0.02)
Weighted average number of shares including the dilutive effect of stock options	9,669,099	9,809,551	9,778,654	9,850,467

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2005

Cash flows from operating activities:
Net income (loss)	$567,000	$(199,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,744,000	3,144,000
Provision for doubtful accounts	48,000	45,000
Other non cash items	(9,000)	183,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(120,000)	1,130,000
(Increase) decrease in inventories	(35,000)	48,000
Decrease in prepaid expenses and other current assets	299,000	189,000
Decrease in other assets	12,000	97,000
Increase (decrease) in accounts payable	1,642,000	(1,775,000)
(Decrease) in accrued expenses	(389,000)	(1,215,000)
Increase (decrease) in income taxes	99,000	(11,000)
(Decrease) in deferred taxes	-	(780,000)
Net cash provided by operating activities	4,858,000	856,000

Cash used in investing activities:
Capital expenditures	(1,962,000)	(1,290,000)
Proceeds from sale of equipment	40,000	(25,000)
Net cash paid for acquisitions	-	-
Net cash used in investing activities	(1,922,000)	(1,315,000)

Cash flows used in financing activities:
Exercise of stock options	220,000	34,000
Change in revolving credit agreement	-	585,000
Proceeds from bank note	8,000,000	1,006,000
Change in note payable	183,000	-
Shares issued for an acquisition	-	(400,000)
Repayment of notes payable	(16,266,000)	(1,400,000)
Repayment of capital lease obligations	(52,000)	(34,000)
Net cash used in financing activities	(7,915,000)	(209,000)

Net decrease in cash	(4,979,000)	(668,000)
Cash and cash equivalents at beginning of period	7,206,000	668,000

Cash and cash equivalents at end of period	$2,227,000	$-

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$327,000	$594,000
Income tax	$295,000	$866,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

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

The Company seeks to capitalize on growth in demand for the services related to the distribution of advertising and entertainment content, without assuming the production or ownership risk of any specific television program, feature film or other form of content. The primary users of the Company’s services are entertainment studios and advertising agencies that choose to outsource such services due to the sporadic demand of any single customer for such services and the fixed costs of maintaining a high-volume physical plant.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2004.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .”This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to affect the Company’s financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Although SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

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

On March 12, 2004, the Company entered into a new credit agreement which provided up to $10 million of revolving credit availability for two years and a five-year $8 million term loan. For the first two years of the term loan, the Company could re-borrow all principal payments to finance up to 80% of capital equipment purchases. The agreement provided for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime rate plus 0.25% or LIBOR plus 2.50% for the term loan, and required the Company to maintain certain financial covenant ratios. The facilities are secured by all of the Company’s assets. The term loan required principal payments of $1.6 million annually. The $15,866,000 outstanding term loan as of December 31, 2003 was repaid by $1,000,000 of scheduled principal payments made in January and February 2004 and, on March 12, 2004, by new term loan borrowings of $8,000,000 and cash payment of $6,866,000.

In July and August 2004, the term loan and revolving portions of the Company’s bank facility were increased by $4.7 million and $1.9 million, respectively.

As of June 30, 2005, the credit agreement was changed with respect to the following: (i) the due date of the revolving portion of loans outstanding was changed from March 12, 2006 to January 31, 2006; (ii) the re-borrowing commitment under the term loan was eliminated; (iii) the interest rate for both the LIBOR and prime rate options was increased by 0.5%; and (iv) certain financial covenants were changed. The Company intends to replace the existing credit agreement before January 31, 2006.

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

NOTE 5 - STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148 and are as follows for the three- and six-month periods ended June 30, 2004 and 2005.

	Three months ended June 30		Six months ended June 30
	2004	2005	2004	2005
Net income (loss):
As reported	$73,000	$(268,000)	$567,000	$(199,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(93,000)	(81,000)	(167,000)	(126,000)
Pro forma	(20,000)	(349,000)	400,000	(325,000)

Basic earnings (loss) per share of common stock:
As reported	$0.01	$(0.03)	$0.06	$(0.02)
Pro forma	$(0.00)	$(0.04)	$0.04	$(0.03)

Diluted earnings (loss) per share of common stock:
As reported	$0.01	$(0.03)	$0.06	$(0.02)
Pro forma	$(0.00)	$(0.04)	$0.04	$(0.03)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30		Six months ended June 30
	2004	2005	2004	2005
Risk-free interest rate	1.02%	2.76%	1.0%	2.76%
Expected term (years)	5.00	5.00	5.00	5.00
Volatility	54%	45%	54%	45%
Expected annual dividends	0.0%	0.0%	0.0%	0.0%

NOTE 6 - CONTINGENCIES

In addition to the legal proceedings the Company had with Alliance (see Note 4) from time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 7 - SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2005, the number of outstanding shares of the Company’s common stock increased by 121,400 shares due to the exercise of 16,400 employee stock options for $34,000 in cash, and 105,000 shares issued for the purchase of the assets of another business (valued at approximately $400,000).

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

The following table presents unaudited pro forma results of the combined operations for the three and six-month periods ended June 30, 2004 as if the acquisition had occurred as of the beginning of such periods rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

	Three months ended June 30, 2004	Six months ended June 30, 2004
Revenue	$16,776,000	$35,069,000
Operating Income	543,000	1,758,000
Net income	213,000	776,000
Basic earnings per share	0.02	0.08
Diluted earnings per share	0.02	0.08

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

In recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue over a long term (i.e. the next 10 years). All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins. There is also the risk that third party vendors who directly compete with us will succeed in taking away business or refuse to allow us to use their distribution channels.

The Company has an opportunity to expand its business by establishing closer relationships with our customers through excellent service at a competitive price and maintaining adequate third party distribution channels. Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships. Also, growth can be achieved by acquiring similar businesses (for example, the acquisition of International Video Conversions, Inc. (“IVC”) in July 2004) which can increase revenues by adding new customers, or expanding services provided to existing customers.

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

Statistical Analysis

The table below summarizes pro forma results for the three- and six-month periods ended June 30, 2004 and 2005, without the effects of (1) IVC’s results of operations and (2) the write-off of deferred Alliance acquisition, financing and settlement costs in 2004. IVC was purchased on July 1, 2004. The Alliance write-off represents the costs of due diligence, legal, financing and the settlement of all matters related to the proposed acquisition of three subsidiaries of Alliance, which matters were finalized in 2004: (in thousands except per share amounts)

	Quarter Ended
	June 30, 2004			June 30, 2005
	Pro forma	(2)	GAAP	Pro forma	(1)	GAAP

Revenues	$13,913	$-	$13,913	$12,769	$3,121	$15,890
Cost of goods sold	(9,110)	-	(9,110)	(8,646)	(1,982)	(10,628)

Gross profit	4,803	-	4,803	4,123	1,139	5,262
Selling, general and administrative expense (3)	(4,508)	-	(4,508)	(4,733)	(662)	(5,395)
Write-off of deferred acquisition, financing and settlement costs (3)	-	(60)	(60)	-	-	-

Operating income (loss)	295	(60)	235	(610)	477	(133)
Interest expense, net	(111)	-	(111)	(254)	(60)	(314)
Income (loss) before income taxes	184	(60)	124	(864)	417	(447)
(Provision for) benefit from income taxes	(76)	25	(51)	350	(171)	179
Net income (loss)	$108	$(35)	$73	$(514)	$246	$(268)

Earnings (loss) per share:
Basic:	$0.01	$-	$0.01	$(0.05)	$0.02	$(0.03)
Diluted:	$0.01	$-	$0.01	$(0.05)	$0.02	$(0.03)

	Six Months Ended
	June 30, 2004			June 30, 2005
	Pro forma	(2)	GAAP	Pro forma	(1)	GAAP

Revenues	$29,382	$-	$29,382	$27,283	$5,790	$33,073
Cost of goods sold	(18,929)	-	(18,929)	(18,123)	(3,907)	(22,030)

Gross profit	10,453	-	10,453	9,160	1,883	11,043
Selling, general and administrative expense (3)	(9,102)	-	(9,102)	(9,449)	(1,306)	(10,755)
Write-off of deferred acquisition, financing and settlement costs (3)	-	(62)	(62)	-	-	-

Operating income (loss)	1,351	(62)	1,289	(289)	577	288
Interest expense, net	(329)	-	(329)	(504)	(117)	(621)
Income (loss) before income taxes	1,022	(62)	960	(793)	460	(333)
(Provision for) benefit from income taxes	(418)	25	(393)	323	(189)	134
Net income (loss)	$604	$(37)	$567	$(470)	$271	$(199)

Earnings (loss) per share:
Basic:	$0.06	$-	$0.06	$(0.05)	$0.03	$(0.02)
Diluted:	$0.06	$-	$0.06	$(0.05)	$0.03	$(0.02)

(1)	Contribution of IVC.
(2)	Write-off of deferred acquisition, financing and settlement costs.
(3)	Previously reported amounts have been adjusted to segregate Alliance-related expenses from Selling, General and Administrative expense for consistency of presentation among periods.

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

In total, revenues in the three- and six-month periods of 2005 were 14% and 13%, respectively, greater than in the same 2004 periods. Without the inclusion of IVC, revenues in the 2005 periods would have been $12.8 million and 27.3 million, respectively, decreases of 8% and 7% from 2004. Pro forma 2004 revenues for the three- and six-month periods if IVC had been purchased at the beginning of 2004 would have been $16.8 million and $35.1 million, respectively.

The addition of IVC will not only increase revenues for all of 2005 (twelve months of operations compared to six months in 2004), but will add to the cost infrastructure of the Company in both cost of sales and selling, general and administrative (“SG&A”) areas. With the inclusion of IVC, we expect 2005 sales to be higher than experienced in 2004. We expect SG&A in 2005 to be higher as a percentage of sales than in 2004 (excluding the special charge in 2004) due to the addition of management and sales personnel and costs associated with process documentation required by Sarbanes Oxley. Interest expense is expected to be higher in 2005 because of additional debt incurred for the acquisition of IVC, capital expenditures made in 2004 for the Media Center storage facility and interest rate increases.

Please refer to Cautionary Statements and Risk Factors below with respect to these forward-looking statements.

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004.

Revenues.  Revenues were $15.9 million for the three-month period ended June 30, 2005, compared to $13.9 million for the three-month period ended June 30, 2004. The addition of IVC as of July 1, 2004 contributed $3.1 million of revenues in the 2005 period, without which sales would have declined 8% to $12.8 million when compared to the 2004 quarter.

Gross Profit. In the second quarter of 2005, gross margin was 33% of sales, compared to 35% for the quarter ended June 30, 2004. The decline is due principally to lower sales at facilities other than IVC.

Selling, General And Administrative Expense.  SG&A expense was $5.4 million in the second quarter of 2005 as compared to $4.6 million in the same period of 2004. The increase was due to the addition of IVC and sales personnel.

Interest Expense.  Interest expense for the three-month period ended June 30, 2005 was $0.3 million, an increase of $0.2 million over the three-month period ended June 30, 2004 because of higher debt levels due to the acquisition of IVC and real property in the third quarter of 2004 and increasing rates on variable interest debt.

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004.

Revenues.  Revenues were $33.1 million for the six-month period ended June 30, 2005, compared to $29.4 million for the six-month period ended June 30, 2004. The addition of IVC as of July 1, 2004 contributed $5.8 million of revenues in the 2005 period, without which sales would have declined 7% to $27.3 million when compared to the 2004 quarter.

Gross Profit. In the first half of 2005, gross margin was 33% of sales, compared to 36% for the six-months ended June 30, 2004. The decline is due principally to lower sales at facilities other than IVC.

Selling, General And Administrative Expense.  SG&A expense was $10.8 million in the first half of 2005 as compared to $9.1 million in the same period of 2004. The increase was due principally to the addition of IVC.

Interest Expense.  Interest expense for the six-month period ended June 30, 2005 was $0.6 million, an increase of $0.3 million over the six-month period ended June 30, 2004 because of higher debt levels due to the acquisition of IVC and real property in the third quarter of 2004 and increasing rates on variable interest debt.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described in the Company’s Form 10-K for the year ended December 31, 2004.

In May 2002, the Company and its banks entered into a term loan agreement with a maturity date of December 31, 2004. In January and February 2004, the Company made $1 million of scheduled principal payments under the term loan. In March 2004, the Company paid off the remaining $14.9 million prior term loan principal balance with $6.9 of cash and proceeds from the new $8 million term loan pursuant to a new credit agreement. The new agreement provided up to $10 million of revolving credit availability for two years and a five-year $8 million five-year term loan. The agreement was subsequently amended to increase the revolving credit and term loan availability by $1.9 million and $4.7 million, respectively. For the first two years of the term loan, the Company could re-borrow all principal payments on $8 million of the term loan to finance up to 80% of capital equipment purchases. The agreement provided for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime rate plus 0.25% or LIBOR plus 2.50% for the term loan, and requires the Company to maintain certain financial covenant ratios. The term loan requires principal payments of approximately $2.5 million annually.

During the second quarter of 2005, the Company discussed with its banks the possibility that declining margins might cause a breach as of June 30, 2005 of certain financial covenants contained in the credit agreement. As of June 2005, the credit agreement was changed with respect to the following: (i) the due date of the revolving portion of loans outstanding was shortened to January 31, 2006; (ii) the re-borrowing commitment under the term loan was eliminated; (iii) the interest rate for both the LIBOR and prime rate options was increased by 0.5%; and (iv) certain financial covenants were changed. Additionally, the banks asked the Company to find a new lender.

While all potential breaches of covenants were eliminated, the cost of borrowing increased on July 1, 2005 as indicated above. We are currently in discussion with several banks and financial institutions to replace the existing revolving and term credit agreement, and we expect to finalize a new credit relationship prior to January 31, 2006.

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

The acquisition of IVC was completed in July 2004, for which we paid $2.3 million in cash and borrowed the $4.7 million. The IVC purchase agreement also required payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if certain predetermined earnings levels (as defined) are met. In April 2005, $1 million was paid.

The following table summarizes the June 30, 2005 status of our revolving line of credit and term loans:

Revolving credit (including cash overdraft)	$4,907,000
Current portion of term loans	3,051,000
Long-term portion of term loans	13,899,000
Total	$21,857,000

Monthly and annual principal and interest payments due under the term debt are approximately $283,000 and $3,400,000, respectively, assuming no change in interest rates. Monthly and annual principal and interest payments due under the mortgage debt are approximately $57,000 and $700,000, respectively. We expect that remaining amounts available under the current revolving credit arrangement through January 31, 2006, the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.5 - 3.5 million of capital expenditures for the next twelve months.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $57.3 million as of June 30, 2005.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of June 30, 2005 was $5.0 million. The Company did not record a valuation allowance against its deferred tax assets as of June 30, 2005.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .”This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to affect the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.”The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

CAUTIONARY STATEMENTS AND RISK FACTORS

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,”“are expected to,”“is anticipated,”“is predicted,”“forecast,”“estimate,”“project,”“plans to continue,”“believes,” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Recent History of Losses. The Company reported losses in the fiscal quarter ended June 30, 2005 and for each of the five fiscal quarters ended December 31, 2001 due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in all fiscal quarters ending between March 31, 2002 and March 31, 2005, there can be no assurance as to future profitability on a quarterly or annual basis.

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

During the second quarter of 2005, we entered into discussions with the banks to amend certain financial covenants contained in our credit agreement to more closely track our changing business environment which has contributed to lower sales and profits in recent quarters. As of June 30, 2005, our credit agreement was changed to shorten the due date of the outstanding revolving loan from March 12, 2006 to January 31, 2006, eliminate a re-borrowing provision of the term loan, increase interest rates on the revolver and term loans by 0.5% and revise certain financial covenants. We have also entered negotiations with several other banks and financial institutions to replace both the revolving and term credit facilities. If we are not successful in obtaining a replacement credit agreement, there is a risk that we will be in default of certain financial covenants in future quarters and/or will not be able to pay off the revolving and term loans when due. If a default condition exists in the future, all amounts outstanding under the credit agreement will be due and payable which could materially and adversely affect our business.

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

There is also the risk that third party vendors who directly compete with us will succeed in taking away business or curtailing services to us. We rely on such companies principally to electronically deliver commercial spots on behalf of our advertising clients. In June 2005, one such vendor notified us that its electronic distribution channel was no longer available to us except under certain circumstances. While curtailment of these services in this instance has not materially affected our ability to deliver commercial spots, any future interruption in the supply of such services could materially and adversely affect the Company’s financial condition, results of operations and prospects.

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

Control by Principal Shareholder; Potential Issuance of Preferred Stock; Anti-Takeover Provisions. The Company’s Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 27% of the outstanding common stock as of June 30, 2005. The ex-spouse of R. Luke Stefanko, the Company’s former President and Chief Executive Officer, owned approximately 19% of the common stock on that date. Together, they owned approximately 46%. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company’s Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without par value (the “Preferred Stock”) and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company’s shareholders. On November 17, 2004, the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. The Rights will be attached to the Company’s Common Stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20% or more of Point.360’s Common Stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $10. If the Company is acquired in a merger or other business combination transaction after a person has acquired 20% or more of the Company’s outstanding Common Stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of Point.360’s outstanding Common Stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then-current exercise price, a number of the Company’s common shares having a market value of twice such price. Following an acquisition by a person or group of beneficial ownership of 20% of more of the Company’s Common Stock and before an acquisition of 50% or more of the Common Stock, Point.360’s Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one one-hundredth of a share of the new series of junior participating preferred stock per Right. Before a person or group acquires beneficial ownership of 20% or more of the Company’s Common Stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors. The Rights are intended to enable Point.360’s shareholders to realize the long-term value of their investment in the Company. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $15 million at June 30, 2005 under a term loan and revolving credit agreement, and $6.2 million outstanding under a mortgage. Amounts outstanding under the term loan and revolving credit facility and the mortgage debt provide for interest at the banks’ prime rate plus 0.50% or LIBOR plus 2.75% for the revolver, prime plus 0.75% or LIBOR plus 2.75% for the term loan and 6.83% for the mortgage debt. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 4, 2005 after a solicitation of proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the meeting, shareholders voted on: (i) the election of directors to hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified (ii) the adoption of the 2005 Equity Incentive Plan of Point.360, and (iii) approval of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2005. The results of shareholder voting was as follows:

1.	Election of Directors

The following individuals were elected as directors:

Name	Votes For	Votes Withheld

Haig S. Bagerdjian	8,458,160	189,357
Robert A. Baker	8,471,860	175,656
Greggory J. Hutchins	8,135,845	511,672
Sam P. Bell	8,469,192	178,325
G. Samuel Oki	8,474,092	173,425

2.	The 2005 Equity Incentive Plan of Point.360 (the “Plan”) was approved with 4,565,809 votes for approval of the Plan, 918,986 votes against the Plan and 5,195,421 votes abstaining.

3.
The appointment by the Board of Directors of the Company of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005 was ratified with 8,649,467 votes for the proposal, 6,450 votes against the proposal and 600 votes abstaining.

ITEM 5. OTHER INFORMATION

None.

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

POINT.360

DATE: August 12, 2005	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)