Form 10-Q
period 2005-09-30
POINT 360
filed 2005-11-14
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005 or

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

Yes     No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No  X

As of September 30, 2005, there were 9,368,857 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2004	September 30, 2005
		(unaudited)
Current assets:
Cash and cash equivalents	$668,000	$431,000
Accounts receivable, net of allowances for doubtful accounts of $531,000 and $588,000 (unaudited), respectively	12,468,000	13,305,000
Inventories	932,000	812,000
Prepaid expenses and other current assets	1,788,000	2,056,000
Deferred income taxes	1,310,000	1,310,000
Total current assets	17,166,000	17,914,000

Property and equipment, net	31,451,000	28,809,000
Other assets, net	742,000	625,000
Goodwill and other intangibles, net	27,288,000	27,473,000
Total assets	$76,647,000	$74,821,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,898,000	$4,775,000
Accrued wages and benefits	1,751,000	1,099,000
Accrued earn-out payments	1,000,000	-
Other accrued expenses	1,249,000	1,003,000
Income taxes payable	1,148,000	1,202,000
Borrowings under revolving line of credit	4,323,000	5,988,000
Current portion of borrowings under notes payable	2,849,000	3,051,000
Current portion of capital lease and other obligations	67,000	63,000
Total current liabilities	17,285,000	17,181,000

Deferred income taxes	5,788,000	5,008,000
Bank notes payable, less current portion	14,494,000	13,149,000
Capital lease and other obligations, less current portion	136,000	68,000
Total long-term liabilities	20,418,000	18,225,000

Total liabilities	37,703,000	35,406,000

Contingencies (Note 4 and 6)	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 authorized; 9,236,132
and 9,368,857 (unaudited) shares issued and outstanding, respectively	17,903,000	18,358,000
Additional paid-in capital	675,000	675,000
Retained earnings	20,366,000	20,382,000
Total shareholders’ equity	38,944,000	39,415,000

Total liabilities and shareholders’ equity	$76,647,000	$74,821,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Revenues	$16,465,000	$16,748,000	$45,846,000	$49,821,000
Cost of goods sold	(10,729,000)	(10,783,000)	(29,657,000)	(32,813,000)

Gross profit	5,736,000	5,965,000	16,189,000	17,008,000
Selling, general and administrative expense	(4,689,000)	(5,229,000)	(13,785,000)	(15,984,000)
Write-off of deferred acquisition and financing costs	(988,000)	-	(1,050,000)	-

Operating income	59,000	736,000	1,354,000	1,024,000
Interest expense, net	(196,000)	(379,000)	(530,000)	(999,000)
Income (loss) before income taxes	(137,000)	357,000	824,000	25,000
(Provision for) benefit from income taxes	56,000	(143,000)	(338,000)	(10,000)
Net income (loss)	$(81,000)	$214,000	$486,000	$15,000

Earnings(loss) per share:
Basic:
Net income (loss)	$(0.01)	$0.02	$0.05	$-
Weighted average number of shares	9,211,321	9,364,345	9,188,095	9,338,960
Diluted:
Net income (loss)	$(0.01)	$0.02	$0.05	$-
Weighted average number of shares including the dilutive effect of stock options	9,501,338	9,709,515	9,655,834	9,813,250

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2005

Cash flows from operating activities:
Net income	$486,000	$15,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,138,000	4,652,000
Provision for doubtful accounts	(48,000)	71,000
Other non cash items	181,000	183,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	417,000	(766,000)
(Increase) decrease in inventories	9,000	120,000
(Increase) decrease in prepaid expenses and other current assets	208,000	(179,000)
(Increase) in goodwill and other tangibles	-	(185,000)
Decrease in other assets	619,000	117,000
Increase (decrease) in accounts payable	315,000	(123,000)
Increase in accrued settlement	575,000	-
(Decrease) in accrued expenses	(1,131,000)	(1,898,000)
Increase (decrease) in income taxes	(24,000)	143,000
(Decrease) in deferred taxes	-	(780,000)
Net cash provided by operating activities	5,745,000	1,370,000

Cash used in investing activities:
Capital expenditures	(4,083,000)	(1,688,000)
Proceeds from sale of equipment	40,000	-
Amount paid for acquisitions	(3,159,000)	(25,000)
Net cash used in investing activities	(7,202,000)	(1,713,000)

Cash flows used in financing activities:
Exercise of stock options	244,000	55,000
Change in revolving credit agreement	2,876,000	1,666,000
Proceeds from bank note	8,000,000	1,007,000
Change in note payable	163,000	-
Shares issued for an acquisition	-	(400,000)
Repayment of notes payable	(16,951,000)	(2,150,000)
Repayment of capital lease obligations	(81,000)	(72,000)
Net cash provided by (used) in financing activities	(5,749,000)	106,000

Net decrease in cash	(7,206,000)	(237,000)
Cash and cash equivalents at beginning of period	7,206,000	668,000

Cash and cash equivalents at end of period	$-	$431,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$418,000	$999,000
Income tax	$362,000	$866,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2005

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2004.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement does not affect the Company at this time.

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

NOTE 5 - STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148 and are as follows for the three- and nine-month periods ended September 30, 2004 and 2005.

	Three months ended September 30		Nine months ended September 30
	2004	2005	2004	2005
Net income (loss):
As reported	$(81,000)	$214,000	$486,000	$15,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(75,000)	(61,000)	(204,000)	(158,000)
Pro forma	(156,000)	153,000	282,000	(143,000)

Basic earnings (loss) per share of common stock:
As reported	$(0.01)	$0.02	$0.05	$0.00
Pro forma	$(0.02)	$0.02	$0.03	$(0.02)

Diluted earnings (loss) per share of common stock:
As reported	$(0.01)	$0.02	$0.05	$0.00
Pro forma	$(0.02)	$0.02	$0.03	$(0.01)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30		Nine months ended September 30
	2004	2005	2004	2005
Risk-free interest rate	1.51%	3.54%	1.18%	3.02%
Expected term (years)	5.00	5.00	5.00	5.00
Volatility	44%	43%	44%	43%
Expected annual dividends	0.0%	0.0%	0.0%	0.0%

NOTE 6 - CONTINGENCIES

In addition to the legal proceedings the Company had with Alliance (see Note 4) from time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 7 - SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2005, the number of outstanding shares of the Company’s common stock increased by 132,725 shares due to the exercise of 27,725 employee stock options for $55,000 in cash, and 105,000 shares issued for the purchase of the assets of another business (valued at approximately $400,000).

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

The following table presents unaudited pro forma results of the combined operations for nine-month period ended September 30, 2004 as if the acquisition had occurred as of the beginning of such period rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

Nine months ended September 30, 2004
Revenue	$51,534,000
Operating Income	1,816,000
Net income	695,000
Basic earnings per share	0.08
Diluted earnings per share	0.07

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

In recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue over a long term (i.e. the next 10 years). All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins. There is also the risk that third party vendors who directly compete with us will succeed in taking away business or refuse to allow us to use their distribution channels. In fact, in June 2005, one such vendor/competitor notified us that its electronic distribution channel would not be available to us except in very limited circumstances, or unless we entered certain “preferred vendor” arrangements that we believed would not be in the best long-term interests of Point.360. While curtailment of these services has not materially affected our ability to deliver commercial spots, we have not been able to pass on increased alternative delivery costs to our customers in the third quarter. While we are exploring other lower cost alternatives, gross margins related to spot delivery revenues will be lower until such alternatives become available.

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

During 2004, we completed the acquisition of IVC and settled all disputes related to a proposed acquisition of three subsidiaries of Alliance Atlantis Communications, Inc. (“Alliance”). The financial statement comparisons below highlight the effects of these transactions.

Statistical Analysis

The table below summarizes pro forma results for the three- and nine-month periods ended September 30, 2004 and 2005, without the effects of (1) IVC’s results of operations for the first six months of 2005 and (2) the write-off of deferred Alliance acquisition, financing and settlement costs in 2004. IVC was purchased on July 1, 2004. The Alliance write-off represents the costs of due diligence, legal, financing and the settlement of all matters related to the proposed acquisition of three subsidiaries of Alliance, which matters were finalized in 2004: (in thousands except per share amounts)

	Quarter Ended
	September 30, 2004			September 30, 2005
	Pro forma	(2)	GAAP			GAAP

Revenues	$16,465	$-	$16,465			$16,748
Cost of goods sold	(10,729)	-	(10,729)			(10,783)

Gross profit	5,736	-	5,736			5,965
Selling, general and administrative expense (3)	(4,689)	-	(4,689)			(5,229)
Write-off of deferred acquisition, financing and settlement costs (3)	-	(988)	(988)			-

Operating income (loss)	1,047	(988)	59			736
Interest expense, net	(196)	-	(196)			(379)
Income (loss) before income taxes	851	(988)	(137)			357
(Provision for) benefit from income taxes	(349)	405	56			(143)
Net income (loss)	$502	$(583)	$(81)			$214

Earnings (loss) per share:
Basic:	$0.05	$(0.06)	$(0.01)			$0.02
Diluted:	$0.05	$(0.06)	$(0.01)			$0.02

	Nine Months Ended
	September 30, 2004			September 30, 2005
	Pro forma	(2)	GAAP	Pro forma	(1)	GAAP

Revenues	$45,846	$-	$45,846	$44,031	$5,790	$49,821
Cost of goods sold	(29,657)	-	(29,657)	(28,906)	(3,907)	(32,813)

Gross profit	16,189	-	16,189	15,125	1,883	17,008
Selling, general and administrative expense (3)	(13,785)	-	(13,785)	(14,678)	(1,306)	(15,984)
Write-off of deferred acquisition, financing and settlement costs (3)	-	(1,050)	(1,050)	-	-	-

Operating income (loss)	2,404	(1,050)	1,354	447	577	1,024
Interest expense, net	(530)	-	(530)	(882)	(117)	(999)
Income (loss) before income taxes	1,874	(1,050)	824	(435)	460	25
(Provision for) benefit from income taxes	(769)	431	(338)	179	(189)	(10)
Net income (loss)	$1,105	$(619)	$486	$(256)	$271	$15

Earnings (loss) per share:
Basic:	$0.11	$(0.06)	$0.05	$(0.03)	$0.03	$-
Diluted:	$0.11	$(0.06)	$0.05	$(0.03)	$0.03	$-

(1)	Contribution of IVC for the first six months of 2005.
(2)	Write-off of deferred acquisition, financing and settlement costs.
(3)	Amounts have been adjusted to segregate Alliance-related expenses from Selling, General and Administrative expense for consistency of presentation among periods.

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

In total, revenues in the nine-month period were 9%, greater than in the same 2004 period. Without the inclusion of IVC for the first six months of 2005 (the comparable 2005 period to 2004 when the Company did not own IVC) , revenues in the 2005 nine-month period would have been $44.0 million, a decrease of 4% from 2004. Pro forma 2004 revenues for the nine-month period if IVC had been purchased at the beginning of 2004 would have been $51.5 million.

The addition of IVC will not only increase revenues for all of 2005 (twelve months of operations compared to six months in 2004), but will add to the cost infrastructure of the Company in both cost of sales and selling, general and administrative (“SG&A”) areas. With the inclusion of IVC, we expect 2005 sales to be higher than experienced in 2004. We expect SG&A in 2005 to be higher as a percentage of sales than in 2004 (excluding the special charge in 2004) due to the addition of management and sales personnel and costs associated with process documentation required by Sarbanes Oxley. Interest expense is expected to be higher in 2005 because of additional debt incurred for the acquisition of IVC, mortgage debt incurred and capital expenditures made in 2004 for the Media Center storage facility and interest rate increases.

Please refer to Cautionary Statements and Risk Factors below with respect to forward-looking statements.

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004.

Revenues.  Revenues were $16.7 million for the three-month period ended September 30, 2005, compared to $16.5 million for the three-month period ended September 30, 2004.

Gross Profit. In the third quarter of 2005, gross margin was 36% of sales, compared to 35% for the quarter ended September 30, 2004.

Selling, General And Administrative Expense.  SG&A expense was $5.2 million in the third quarter of 2005 as compared to $5.7 million in the same period of 2004. Without the special charge in 2004, SG&A expense in that period would have been $4.6 million. The increase in 2005 is due principally to the addition of sales personnel and related expenses.

Interest Expense.  Interest expense for the three-month period ended September 30, 2005 was $0.4 million, an increase of $0.2 million over the three-month period ended September 30, 2004 because of higher debt levels due to the acquisition of real property in the third quarter of 2004 and increasing rates on variable interest debt.

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004.

Revenues.  Revenues were $49.8 million for the nine-month period ended September 30, 2005, compared to $45.8 million for the nine-month period ended September 30, 2004. The addition of IVC as of July 1, 2004 contributed $5.8 million of revenues in the 2005 period, without which sales would have declined 4% to $44.0 million when compared to the 2004 quarter.

Gross Profit. In the first nine months of 2005, gross margin was 34% of sales, compared to 35% for the nine-months ended September 30, 2004. The decline is due principally to lower sales at facilities other than IVC.

Selling, General And Administrative Expense.  SG&A expense was $16.0 million in the first nine months of 2005 as compared to $14.8 million in the same period of 2004 ($13.8 million before the special charge). The increase was due principally to the addition of IVC and sales personnel.

Interest Expense.  Interest expense for the nine-month period ended September 30, 2005 was $1.0 million, an increase of $0.5 million over the nine-month period ended September 30, 2004 because of higher debt levels due to the acquisition of IVC and real property in the third quarter of 2004 and increasing rates on variable interest debt.

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

The following table summarizes the September 30, 2005 status of our revolving line of credit and term loans:

Revolving credit (excluding cash)	$5,557,000
Current portion of term loans	3,051,000
Long-term portion of term loans	13,149,000
Total	$21,757,000

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $56.3 million as of September 30, 2005.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, we ceased to amortize approximately $26.3 million of goodwill beginning in 2002. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002, and the Fiscal 2002, 2003, 2004 and 2005 tests performed as of September 30, 2002, 2003, 2004 and 2005, respectively, required no goodwill impairment. The discounted cash flow method used to evaluate goodwill impairment included cash flow estimates for 2006 and subsequent years. If actual cash flow performance does not meet these expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of September 30, 2005 was $5 million. The Company did not record a valuation allowance against its deferred tax assets as of September 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. This statement does not affect the Company at this time.

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

Investors are encouraged to examine the Company’s 2004 Form 10-K, which more fully describes the risks and uncertainties associated with the Company’s business. In addition, investors should consider the following:

1.
During the second quarter of 2005, we entered into discussions with our banks to amend certain financial covenants contained in our credit agreement to more closely track our changing business environment which has contributed to lower sales and profits in recent quarters. As of June 30, 2005, our credit agreement was changed to shorten the due date of the outstanding revolving loan from March 12, 2006 to January 31, 2006, eliminate a re-borrowing provision of the term loan, increase interest rates on the revolver and term loans by 0.5% and revise certain financial covenants. We have also entered negotiations with several other banks and financial institutions to replace both the revolving and term credit facilities. If we are not successful in obtaining a replacement credit agreement, there is a risk that we will be in default of certain financial covenants in future quarters and/or will not be able to pay off the revolving and term loans when due. If a default condition exists in the future, all amounts outstanding under the credit agreement will be due and payable which could materially and adversely affect our business.

2.
There is a risk that third party vendors who directly compete with us will succeed in taking away business or curtailing services to us. We rely on such companies principally to electronically deliver commercial spots on behalf of our advertising clients. In June 2005, one such vendor notified us that its electronic distribution channel was no longer available to us except under certain circumstances. While curtailment of these services in this instance has not materially affected our ability to deliver commercial spots, it has lowered gross margins on revenues related to electronic as we have been required to use higher-cost alternatives. Any future interruption in the supply of such services by other vendors could materially and adversely affect the Company’s financial condition, results of operations and prospects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $15.7 million at September 30, 2005 under a term loan and revolving credit agreement, and $6.1 million outstanding under a mortgage. Amounts outstanding under the term loan and revolving credit facility and the mortgage debt provide for interest at the banks’ prime rate plus 0.50% or LIBOR plus 2.75% for the revolver, prime plus 0.75% or LIBOR plus 2.75% for the term loan and 6.83% for the mortgage debt. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

POINT.360

DATE: November 11, 2005	By:	/s/ Alan R. Steel
Alan R. Steel Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)