Form 10-K
period 2005-12-31
POINT 360
filed 2006-03-31
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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
Common Stock, no par value.
___________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐           Accelerated filer   ☐ Non-accelerated filer  ☒

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $22,941,000. As of February 28, 2006, there were 9,371,357 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on May 3, 2006 are incorporated by reference in Part III of this report.

CAUTIONARY STATEMENT

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses.
●	Prior breach and changes in credit agreements and ongoing liquidity.
●	Our highly competitive marketplace.
●	The risks associated with dependence upon significant customers.
●	Our ability to execute our expansion strategy.
●	The uncertain ability to manage in a changing environment.
●	Our dependence upon and our ability to adapt to technological developments.
●	Dependence on key personnel.
●	Our ability to maintain and improve service quality.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant shareholders.

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

Since January 1, 1997, the Company has successfully completed ten acquisitions of companies providing similar services. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, the Company is one of the largest and most diversified providers of technical and distribution services in its markets, and therefore is able to offer its customers a single source for such services at prices that reflect the Company’s scale economies.

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

Archival Services. The Company currently stores approximately one million videotape and film elements in a protected environment. The storage and handling of videotape and film elements require specialized security and environmental control procedures. The Company performs secure management archival services in all of its operating facilities as well as four vault specific locations in Los Angeles. The Company offers on-line access to archival information for advertising clients, and may offer this service to other clients in the future.

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

For electronic distribution, a video master is digitized and delivered by fiber optic, Internet, ISDN or satellite transmission to television stations equipped to receive such transmissions. All of the Company’s electronic, fiber optic, satellite and internet deliveries are made using third party vendors. The Company currently derives approximately one-half of its distribution revenues from electronic deliveries and anticipates that this percentage will increase as such technologies become more widely adopted.

The Company intends to add new methods of distribution as technologies become both standardized and cost-effective. The Company currently operates facilities in Los Angeles (seven locations), New York, Chicago, Dallas and San Francisco. By capitalizing on electronic technologies to link instantaneously all of the Company's facilities, the Company is able to optimize delivery, thus extending the deadline for same- or next-day delivery of time-sensitive material.

The Company's network and facilities are designed to serve, cost-effectively, the time-sensitive distribution needs of its clients. Management believes that the Company's success is based on its strong customer relationships that are maintained through the reliability, quality and cost-effectiveness of its services, and its extended deadline for processing customer orders.

New Markets

The Company believes that the development of its network and its array of value-added services will provide the Company with the opportunity to enter or increase its presence in several new or expanding markets.

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

High Definition Television (HDTV). The Company is focused on capitalizing on opportunities created by emerging industry trends such as the emergence of digital television and its more advanced variant, high-definition television. HDTV has quickly become the mastering standard for domestic content providers. The Company believes that the aggressive timetable associated with such conversion, which has resulted both from mandates by the Federal Communications Commission (the "FCC") for digital television and high-definition television as well as competitive forces in the marketplace, is likely to accelerate the rate of increase in the demand for these services. The Company maintains a state-of-the-art HDTV capability.

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

Sales and Marketing

The Company markets its services through a combination of industry referrals, formal advertising, trade show participation, special client events, and its Internet website. While the Company relies primarily on its reputation and business contacts within the industry for the marketing of its services, the Company also maintains a direct sales force to communicate the capabilities and competitive advantages of the Company's services to potential new customers. In addition, the Company's sales force solicits corporate advertisers who may be in a position to influence agencies in directing deliveries through the Company. The Company currently has sales personnel located in Los Angeles, San Francisco, Chicago, Dallas and New York. The Company's marketing programs are directed toward communicating its unique capabilities and establishing itself as the predominant value-added distribution network for the motion picture and advertising industries.

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

The Company solicits the motion picture and television industries, advertisers and their agencies to generate revenues. In the year ended December 31, 2005, ten major motion picture studios and advertising agencies accounted for approximately 47% of the Company's revenues, while sales to Twentieth Century Fox and affiliates comprised 17% of 2005 revenues. Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

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

The principal competitive factors affecting this market are reliability, timeliness, quality and price. The Company competes with a variety of duplication and distribution firms, certain post-production companies and, to a lesser extent, the in-house operations of major motion picture studios and ad agencies. Some of these competitors have long-standing ties to clients that will be difficult for the Company to change. Several companies have systems for delivering video content electronically. Moreover, some of these firms, such as Vyvx (a unit of Level 3 Communications, Inc.), Digital Generation Systems, Inc., Liberty Media Inc. (formerly Ascent Media Group, Inc.) and other post-production companies may have greater financial, operational and marketing resources, and may have achieved a higher level of brand recognition than the Company. As a result, there is no assurance that the Company will be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality, price or otherwise.

Employees

The Company had 464 full-time employees as of December 31, 2005. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

We have a recent history of losses, and we may incur losses in the future. The Company reported losses in each of the five fiscal quarters ended December 31, 2001 and in several quarters thereafter due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in most fiscal quarters between March 31, 2002 and December 31, 2005, there can be no assurance as to future profitability on a quarterly or annual basis.

We have previously breached our credit agreements and may do so in the future. Due to lower operating cash amounts resulting from reduced sales levels in 2001 and the consequential net losses, the Company breached certain covenants of its credit facility. The breaches were temporarily cured based on amendments and forbearance agreements among the Company and the banks which called for, among other provisions, scheduled payments to reduce amounts owed to the banks to the permitted borrowing base. In August 2001, the Company failed to meet the principal repayment schedule and was once again in breach of the credit facility. The banks ended their formal commitment to the Company in December 2001.

In May 2002, we entered into an agreement with the banks to restructure the credit facility to a term loan maturing on December 31, 2004. As part of this restructuring, the banks waived all existing defaults and the Company was required to make principal payments of $5.5 million, $5.0 million and $18.5 million in 2002, 2003, and 2004, respectively.

In March 2004, we entered into a revised agreement with the banks providing revolving and term loan facilities. Annual principal payments for the term loan were to be $1.6 million each for five years. Any principal outstanding under the revolver was to be due in March 2006.

In July and August 2004, the credit agreement was amended in connection with the acquisition of IVC to increase the amounts that can be borrowed under the revolving and term loan portions of the arrangement. Approximately $4.7 million was borrowed to consummate the transaction. Also, in August 2004, we borrowed $6,435,000 to purchase land and a building to house our Los Angeles area media storage capability.

During the second quarter of 2005, we entered into discussions with the banks to amend certain financial covenants contained in our credit agreement to more closely track our changing business environment which has contributed to lower sales and profits in previous quarters. As of June 30, 2005, our credit agreement was changed to shorten the due date of the outstanding revolving loan from March 12, 2006 to January 31, 2006 (subsequently extended to March 31, 2006), eliminate a re-borrowing provision of the term loan, increase interest rates on the revolver and term loans by 0.5% and revise certain financial covenants.

As of December 30, 2005, the Company did not meet certain financial covenants contained in the credit facility and received a compliance waiver from the bank. The credit facility was paid in full in March 2006.

In December 2005, we entered a new five-year term loan, paying off the previously existing term loan with the proceeds there from.

In March 2006, we entered a new revolving credit agreement providing for borrowing up to $10 million (based on qualified accounts receivable) for a two-year period. Additionally, we sold and leased back our Media Center facility which reduced mortgage debt by $6.0 million and generated approximately $8.0 million for other debt reduction and general corporate purposes. The resulting annual lease payments will be approximately $1,100,000 as compared to $687,000 of previously scheduled mortgage debt service (principal and interest) and approximately $600,000 of annual interest cost on other debt repaid with the sale proceeds.

If the Company incurs losses in the future, there is a risk that we will default under certain financial covenants contained in the new agreements and/or will not be able to pay off the revolving and term loans when due. If a default condition exists in the future, all amounts outstanding under the new agreements will be due and payable which could materially and adversely affect our business.

We may be unable to compete effectively in a highly competitive marketplace. Our post production, duplication and distribution industry is a highly competitive, service-oriented business. In general, we do not have long-term or exclusive service agreements with our customers. Business is acquired on a purchase order basis and is based primarily on customer satisfaction with reliability, timeliness, quality and price.

We compete with a variety of post production, duplication and distribution firms, some of which have a national presence, and to a lesser extent, t in-house post production and distribution operations of our major motion picture studio and advertising agency customers. Some of these firms, and all of the studios, have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. In the future, we may not be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality and price or otherwise.

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

We would be adversely affected by the loss of key customers. Although we have an active client list of over 2,500 customers, ten motion picture studios and advertising agencies and/or their affiliates accounted for approximately 47%, 38% and 29% of the Company’s revenues in 2005, 2004 and 2003, respectively. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

Our expansion strategy may fail. Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business. Even though we have completed ten acquisitions in the last eight fiscal years, the most recent of which was in November 2005, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems.

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

If we acquire any entities, we may have to finance a large portion of the anticipated purchase price and/or refinance our existing credit agreements. The cost of any new financing may be higher than our existing credit facilities. Future earnings and cash flow may be negatively impacted if any acquired entity does not generate sufficient earnings and cash flow to offset the increased costs.

We are operating in a changing environment that may adversely affect our business. In prior years, we experienced rapid growth, industry consolidation, changing technologies and increased regulation, all of which resulted in new and increased responsibilities for management personnel and placed, and continues to place, increased demands on our management, operational and financial systems and resources. To accommodate these circumstances, compete effectively and manage future growth, we will be required to continue to implement and improve our operational, financial and management information systems, and to expand, train, motivate and manage our work force. We cannot be sure that the Company’s personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to do so could have a material adverse effect on our financial condition, results of operations and prospects.

We may be unable to adapt our business to changing technological requirements. Although we intend to utilize the most efficient and cost-effective technologies available for telecine, high definition formatting, editing, coloration and delivery of audio and video content, including digital satellite transmission, as they develop, we cannot be sure that we will be able to adapt to such standards in a timely fashion or at all. We believe our future growth will depend in part, on our ability to add to these services and to add customers in a timely and cost-effective manner. We cannot be sure we will be successful in offering such services to existing customers or in obtaining new customers for these services. We intend to rely on third party vendors for the development of these technologies and there is no assurance that such vendors will be able to develop such technologies in a manner that meets the needs of the Company and its customers. Additionally, in recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue over a long term (i.e. the next 5 to 10 years). All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins.

The loss of key personnel would adversely affect our business. The Company is dependent on the efforts and abilities of certain of its senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 29% of the Company’s outstanding stock. Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with the Company. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

We may be unable to meet the demands of our customers. Our business is dependent on our ability to meet the current and future demands of our customers, which demands include reliability, timeliness, quality and price. Any failure to do so, whether or not caused by factors within our control could result in losses to such clients. Although we disclaim any liability for such losses, there is no assurance that claims would not be asserted or that dissatisfied customers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which could have a material adverse effect on our financial condition, results of operations and prospects. Although we maintain insurance against business interruption, such insurance may not be adequate to protect the Company from significant loss in these circumstances and there is no assurance that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of our business. In addition, our ability to make deliveries within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including equipment failure, work stoppages by package delivery vendors or interruption in services by telephone or satellite service providers.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future. Our operating results have varied in the past, and may vary in the future, depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, general economic factors and other factors. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. For example, our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others. In addition, as our business from advertising agencies tends to be seasonal, our operating results may be subject to increased seasonality if the percentage of business from advertising agencies increases. In any period our revenues are subject to variation based on changes in the volume and mix of services performed during the period. It is possible that in some future quarter the Company’s operating results will be below the expectations of equity research analysts and investors. In such event, the price of the Company’s Common Stock would likely be materially adversely affected.

Our controlling shareholders may cause our company to be operated in a manner that is not in the best interests of other shareholders. The Company’s Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 29% of the outstanding common stock as of December 31, 2005. The ex-spouse of R. Luke Stefanko, the Company’s former President and Chief Executive Officer, owned approximately 19% of the common stock on that date. Midwood Capital Partners, L.P. owned approximately 7% of the common stock on that date. Together, they owned approximately 55% of our outstanding common stock . By virtue of their stock ownership, Ms. Stefanko, Midwood and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company’s Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

Our shareholder rights plan and ability to issue preferred stock may discourage, delay or prevent a change in control of our company that would benefit our shareholders. Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock without par value (the “Preferred Stock”) and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company’s shareholders. On November 17, 2004, the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. The Rights will be attached to the Company’s Common Stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20% or more of Point.360’s Common Stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $10. If the Company is acquired in a merger or other business combination transaction after a person has acquired 20% or more of the Company’s outstanding Common Stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of Point.360’s outstanding Common Stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then-current exercise price, a number of the Company’s common shares having a market value of twice such price. Following an acquisition by a person or group of beneficial ownership of 20% of more of the Company’s Common Stock and before an acquisition of 50% or more of the Common Stock, Point.360’s Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one one-hundredth of a share of the new series of junior participating preferred stock per Right. Before a person or group acquires beneficial ownership of 20% or more of the Company’s Common Stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors. The Rights are intended to enable Point.360’s shareholders to realize the long-term value of their investment in the Company. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The Company currently leases 11 facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2008 to 2021. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 2005:

Square Footage
Hollywood, CA	31,000
Hollywood, CA	13,400
Hollywood, CA	13,000
Burbank, CA	32,000
Burbank, CA	45,500
Los Angeles, CA	64,600
Los Angeles, CA	13,400
San Francisco, CA	9,500
Chicago, IL	13,200
New York, NY	9,000
Dallas, TX	11,300

ITEM 3. LEGAL PROCEEDINGS

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

	Common Stock
	Low	High
Year Ended December 31, 2004
First Quarter	$4.05	$4.95
Second Quarter	2.95	4.61
Third Quarter	2.29	3.72
Fourth Quarter	2.00	4.09
Year Ended December 31, 2005
First Quarter	$3.21	$3.95
Second Quarter	2.76	3.50
Third Quarter	2.21	3.21
Fourth Quarter	1.65	2.25

On February 24, 2006, the closing sale price of the Common Stock as reported on the NNM was $2.49 per share. As of February 24, 2006, there were approximately 1,000 holders of record of the Common Stock.

Dividends

The Company did not pay dividends on its Common Stock during the years ended December 31, 2004 or 2005. The Company’s ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the year ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as they relate to each of the years 2001 to 2005, have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended December 31,
	2001	2002	2003	2004	2005
Statement of Income Data
Revenues	$69,628	$68,419	$64,900	$63,344	$66,199
Cost of goods sold	(46,864)	(42,172)	(39,670)	(40,519)	(43,167)
Gross profit	22,764	26,247	25,230	22,825	23,032
Selling, general and administrative expense	(20,872)	(18,977)	(17,479)	(18,936)	(21,424)
Write-off of deferred acquisition and financing costs ..	-	-	(1,043)	(1,050)	-
Operating income	1,892	7,270	6,708	2,839	1,608
Interest expense, net	(3,070)	(2,528)	(2,056)	(811)	(1,524)
Derivative fair value change (2)	(700)	82	611	-	-
Provision for (benefit from) income tax	384	(2,007)	(2,114)	(781)	(70)
Net income (loss)	(1,494)	$2,817	$3,149	$1,247	$14
Earnings (loss) per share:
Basic	$(0.17)	$0.31	$0.35	$0.14	$0.00
Diluted	$(0.17)	$0.30	$0.33	$0.13	$0.00
Weighted average common shares outstanding:
Basic	9,060	9,013	9,067	9,197	9,347
Diluted	9,060	9,377	9,555	9,671	9,714

	Year Ended December 31,
	2001	2002	2003	2004	2005
Other Data				(4)
EBITDA(1)	$8,500	$12,690	$12,818	$8,715	$7,659
Cash flows provided by operating activities	9,455	10,381	10,480	6,814	6,407
Cash flows used in investing activities	(4,069)	(3,485)	(1,599)	(8,426)	(4,412)
Cash flows provided by (used in) financing activities	(2,397)	(5,282)	(7,047)	(4,926)	(2,068)
Capital expenditures	3,082	1,949	1,237	5,307	2,202
Selected Balance Sheet Data
Cash and cash equivalents	$3,758	$5,372	$7,206	$668	$595
Working capital	(16,006)(3)	8,185	3,663	(119)	1,275
Property and equipment, net	23,232	19,965	15,751	31,451	28,079
Total assets	70,847	70,080	64,744	76,647	75,459
Borrowings under revolving credit agreements	-	-	-	4,323	4,054
Current portion of notes payable	-	-	-	2,849	2,310
Long-term debt, net of current portion	78	18,065	6,762	14,494	13,744
Shareholders' equity	30,778	34,512	37,368	38,944	39,510

(1)
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

Computation of EBITDA (in thousands)
	2001	2002	2003	2004	2005
Net income (loss)	$(1,494)	$2,817	$3,149	$1,247	$14
Add back:
Interest	3,070	2,528	2,056	811	1,524
Income taxes	(384)	2,007	2,114	781	70
Depreciation & Amortization	7,308	5,338	5,499	5,876	6,051
EBITDA	$8,500	$12,690	$12,818	$8,715	$7,659

(2)
In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company received LIBOR and paid a fixed 6.50% rate of interest for three years. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), required that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such year. The effect of adopting FAS 133 was to record a cumulative effect type adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders’ equity $247,000 (net of $62,000 tax benefit), crediting Derivative Valuation Liability by $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $62,000. The change in the derivative fair value during the year ($579,000), $186,000 and $701,000 in 2001, 2002 and 2003 respectively) and the amortization of the cumulative effect adjustment ($121,000), ($104,000) and ($90,000) in 2001, 2002 and 2003 respectively) were recorded as a charge to Derivative Fair Value Change.

(3)
As of December 31, 2001, the Company had outstanding $28,999,000 under a credit facility with a group of banks. The entire amount was classified as a current liability due to then-existing covenant breaches. Excluding the borrowed amount, working capital would have been $12,993,000.

(4)	On July 1, 2004, the Company acquired International Video Conversions, Inc. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant portions of the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

In recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue over a long term (i.e. the next 10 years). All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins. There is also the risk that third party vendors who directly compete with us will succeed in taking away business or refuse to allow us to use their distribution channels. In fact, in June 2005, one such vendor/competitor notified us that its electronic distribution channel would not be available to us except in very limited circumstances, or unless we entered certain “preferred vendor” arrangements that we believed would not be in the best long-term interests of Point.360. While curtailment of these services has not materially affected our ability to deliver commercial spots, we have not been able to pass on increased alternative delivery costs to our customers since June 2005. While we are exploring other lower cost alternatives, gross margins related to spot delivery revenues will be lower until such alternatives become available.

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

The following table sets forth the amount and percentage relationship to revenues of certain items included within the Company's Consolidated Statement of Income for the years ended December 31, 2003, 2004 and 2005. The commentary below is based on these financial statements (in thousands).

	Year Ended December 31
	2003		2004		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$64,900	100.0%	$63,344	100.0%	$66,199	100.0%
Costs of goods sold	(39,670)	(61.1)	(40,519)	(64.0)	(43,167)	(65.2)
Gross profit	25,230	38.9	22,825	36.0	23,032	34.8
Selling, general and administrative expense	(17,479)	(27.0)	(18,936)	(29.9)	(21,424)	(32.4)
Write-off of deferred acquisition and financing costs	(1,043)	(1.5)	(1,050)	(1.6)	-	-
Operating income	6,708	10.4	2,839	4.5	1,608	2.4
Interest expense, net	(2,056)	(3.2)	(811)	(1.3)	(1,524)	(2.3)
Derivative fair value change	611	1.0	-	-	-	-
(Provision for) benefit from income taxes	(2,114)	(3.3)	(781)	(1.2)	(70)	(0.1)
Net income (loss)	$3,149	4.9%	$1,247	2.0%	$14	0.0%

Statistical Analysis

The table below summarizes results and pro forma results for the years ended December 31, 2004 and 2005, without the effects of (1) IVC’s results of operations and (2) the write-off of deferred Alliance acquisition, financing and settlement costs in 2003 and 2004. IVC was purchased on July 1, 2004. The Alliance write-off represents the costs of due diligence, legal, financing and the settlement of all matters related to the proposed acquisition of three subsidiaries of Alliance, which matters were finalized in 2004 (in thousands except per share amounts):

	Year Ended
	December 31, 2004			|	December 31, 2005
	Pro forma	(2)	GAAP	|	Pro forma	(1)	GAAP
Revenues	$63,344	$-	$63,344	|	$60,409	$5,790	$66,199
Cost of goods sold	(40,519)	-	(40,519)	|	(39,260)	(3,907)	(43,167)
				|
Gross profit	22,825	-	22,825	|	21,149	1,883	23,032
Selling, general and administrative expense	(18,936)	-	(18,936)	|	(20,118)	(1,306)	(21,424)
Write-off of deferred acquisition, financing and settlement costs	-	(1,050)	(1,050)	|	-	-	-
				|
Operating income (loss)	3,889	(1,050)	2,839	|	1,031	577	1,608
Interest expense, net	(811)	-	(811)	|	(1,256)	(268)	(1,524)
Income (loss) before income taxes income taxes	3,078	(1,050)	2,028	|	(225)	309	84
(Provision for) benefit from income taxes from income taxes	(1,185)	409	(781)	|	54	(124)	(70)
Net income (loss)	$1,893	(641)	$1,247	|	$(171)	$185	$14
				|
Earnings (loss) per share:				|
Basic:	$0.21	$(0.07)	$0.14	|	$(0.02)	$0.02	$0.00
Diluted:	$0.20	$(0.07)	$0.13	|	$(0.02)	$0.02	$0.00
Weighted average shares outstanding - diluted	9,671	9,671	9,671	|	9,714	9,714	9,714

	Year Ended
	December 31, 2003			|	December 31, 2004
	Pro forma	(2)	GAAP	|	Pro forma	(3)	(2)	GAAP
				|
Revenues	$64,900	$-	$64,900	|	$56,864	$6,480	$-	$63,344
Cost of goods sold	(39,670)	-	(39,670)	|	(36,782)	(3,737)	-	(40,519)
				|
Gross profit	25,230	-	25,230	|	20,082	2,743	-	22,825
Selling, general and administrative expense (3)	(17,479)	-	(17,479)	|	(17,632)	(1,304)	-	(18,936)
Write-off of deferred acquisition, financing and settlement costs (3)	-	(1,043)	(1,043)	|	-	-	(1,050)	(1,050)
				|
Operating income (loss)	7,751	(1,043)	6,708	|	2,450	1,439	(1,050)	2,839
Interest expense, net	(2,056)	-	(2,056)	|	(655)	(156)	-	(811)
Derivative fair value change	611	-	611	|	-	-	-	-
Income (loss) before income taxes	6,306	(1,043)	5,263	|	1,795	1,283	(1,050)	2,028
(Provision for) benefit from income taxes	(2,552)	438	(2,114)	|	(691)	(494)	404	(781)
Net income (loss)	$3,754	$(605)	$3,149	|	$1,104	$789	(646)	$1,247
				|
Earnings (loss) per share:				|
Basic:	$0.41	$(0.06)	$0.35	|	$0.12	$0.09	$(0.07)	$0.14
Diluted:	$0.39	$(0.06)	$0.33	|	$0.12	$0.08	$(0.07)	$0.13

(1)	Contribution of IVC for the first six months of 2005.
(2)	Write-off of deferred acquisition, financing and settlement costs.
(3)	Contribution of IVC for the last six months of 2004.

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

In total, revenues in 2005 were 5% greater than in 2004. Without the inclusion of IVC results for the first six months of 2005, revenues in 2005 would have been $60.4 million, a decrease of 5% from 2004. Pro forma 2004 revenues if IVC had been purchased at the beginning of the year would have been $69.0 million.

The addition of IVC not only increased revenues in 2005 (twelve months of operations compared to six months in 2004), but added to the cost infrastructure of the Company in both cost of sales and selling, general and administrative (“S,G&A”) areas. With the inclusion of IVC, 2005 gross margins as a percentage of sales were about the same as those experienced in 2004. We expect similar gross margins in 2006 after including the increased lease costs (approximately $767,000) resulting from the March 2006 sale/leaseback of our Media Center facility. We also expect 2006 SG&A costs as a percentage of sales to be similar to those experienced in 2005. Interest expense in 2006 is expected to be reduced by approximately $600,000 due to the March 2006 repayment of debt with proceeds from the sale/leaseback.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004.

Revenues. Revenues increased $2.9 million to $66.2 million for the year ended December 31, 2005, compared to $63.3 million in 2004. A $5.8 million increase is due to the inclusion of IVC for the entire fiscal year as opposed to six months in 2004 (IVC was acquired on July 1, 2004). Without IVC sales for the first six months of 2005, twelve month 2005 sales declined $2.9 million to $60.4 million as compared to 2004. The decline is due to lower spot advertising revenues as customers switched to electronic from physical distribution. Revenues for physical distribution of tapes containing commercial spot advertising include tape stock and freight. In electronic distribution, sales consist of only the electronic fee for distributing the advertisement.

Gross Profit. In 2005, gross profit decreased by 1.2% of sales. Gross profit on sales was 35% in 2005 compared to 36% in 2004, the decline being due principally to higher wages and benefits and delivery costs.

Selling, General And Administrative Expense.  SG&A expense increased $1.4 million, or 7%, to $21.4 million in 2005, compared to $20.0 million in 2004 due principally to higher selling costs. As a percentage of revenues, SG&A was 32% for 2005 and 2004.

In 2004, the Company wrote off approximately $1.1 million of deferred acquisition and financing and settlement costs related to the termination of the potential acquisition of three subsidiaries of Alliance. This expense has been set forth separately.

Operating Income. Operating income decreased $1.2 million to $1.6 million, compared to $2.8 million in 2004.

Interest Expense.  Interest expense for 2005 was $1.5 million compared to $0.8 million in 2004. The 2005 amount included a $0.2 million write-off of deferred financing costs associated with a terminated term loan. The remainder of the increase in 2005 resulted in generally increasing interest rates on the Company’s variable rate debt and increased outstanding borrowings and a mortgage for all of 2005 due to the purchase of IVC in July 2004 and our Media Center land and building in August 2004, respectively.

Income Taxes. The Company’s effective tax rate was 83% for 2005 and 39% for 2004. The increase in effective tax rate is the result of the Company’s periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage may change from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes. The high effective rate for 2005 resulted from the relatively low amount of pre-tax income when compared to such differences.

Net Income. The net income for 2005 was $0.0 million, a decrease of $1.2 million compared to net income of $1.2 million for 2004.

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

In May 2002, the Company and its banks entered into a term loan agreement with a maturity date of December 31, 2004. In January and February 2004, the Company made $1 million of scheduled principal payments under the term loan. In March 2004, the Company paid off the remaining $14.9 million prior term loan principal balance with $6.9 of cash and proceeds from the new $8 million term loan pursuant to a new credit agreement. The new agreement provided up to $10 million of revolving credit availability for two years and a five-year $8 million five-year term loan. The agreement was subsequently amended to increase the revolving credit and term loan availability by $1.9 million and $4.7 million, respectively, concurrent with the acquisition of IVC.

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

On December 30, 2005, the Company entered a new $10 million term loan agreement. The term loan provides for interest at LIBOR plus 3.15% and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest. Proceeds of the loan were used to pay off our previously existing term loan.

In March 2006, the Company entered into a new revolving credit agreement which provides up to $10 million of revolving credit. The two-year agreement provides for interest of LIBOR plus 1.85% for the first six months of the agreement, and thereafter either (i) prime minus 0% - .50% or (ii) LIBOR plus 1.50% - 2.50%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing a new term loan as described above.

In March 2006, the Company entered into a sale and leaseback transaction with respect to its real estate. The real estate sold for $13,946,000 resulting in a $1.3 million after tax gain. Additionally, we received $500,000 from the purchaser for improvements. In accordance with SFAS No. 28, Accounting for Sales with Leasebacks (“SFAS 28”), the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance (approximately $14.0 million) were used to pay off the mortgage and other outstanding debt. In accordance with our agreement with the revolving credit lender, we prepaid $4 million of the new term loan.

The following table summarizes the December 31, 2005 status of our revolving line of credit and term loans, and the pro forma balances showing the debt reduction from the proceeds of new loans and sale of real estate:

	Actual Balance	Payments in March 2006	Pro Forma Balance
Revolving credit	$4,054,000	$(3,904,000)	$150,000
Current portion of mortgage and term loans	2,373,000	(310,000)	2,063,000
Long-term portion of mortgage and term loans	13,790,000	(9,744,000)	4,046,000
Total	$20,217,000	$(13,958,000)	$6,259,000

Monthly and annual principal and interest payments due under the new term debt are approximately $167,000 and $2 million, respectively, assuming no change in interest rates, down from $260,000 and $3,100,000, respectively, from last year. Simultaneously, monthly and annual cash lease costs have increased by $93,000 and $1,111,000, respectively (approximately $70,000 and $837,000, respectively, after considering the reduction in building depreciation expense and amortization of the deferred gain associated with the sale).

We expect that remaining amounts available under the new revolving credit arrangement, the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.5 - 3.5 million of capital expenditures for the next twelve months.

The acquisition of IVC was completed in July 2004, for which we paid $2.3 million in cash and borrowed the $4.7 million. The IVC purchase agreement also required payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if certain predetermined earnings levels (as defined) are met. In April 2005, $1 million was paid. $2 million will be paid on March 31, 2006.

The following table summarizes contractual obligations as of December 31, 2005 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Obligations	$16,053,000	$2,279,000	$4,617,000	$4,710,000	$4,447,000
Capital Lease Obligations	79,000	63,000	16,000	-	-
Operating Lease Obligations	18,722,000	3,866,000	7,504,000	3,861,000	3,491,000
Total	$34,854,000	$6,208,000	$12,137,000	$8,571,000	$7,938,000

The following table summarizes contractual obligations as of December 31, 2005 due in the future after providing for the effects the sale and leaseback transaction in March 2006:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Obligations	$6,000,000	$2,000,000	$4,000,000	$-	$-
Capital Lease Obligations	79,000	63,000	16,000	-	-
Operating Lease Obligations	36,792,000	4,656,000	9,726,000	6,084,000	16,326,000
Total	$42,871,000	$6,719,000	$13,742,000	$6,084,000	$16,326,000

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $57.6 million as of December 31, 2005.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, we ceased to amortize approximately $26.3 million of goodwill beginning in 2002. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002, and the Fiscal 2002, 2003, 2004 and 2005 tests performed as of September 30, 2002, 2003, 2004 and 2005, respectively, required no goodwill impairment. An additional test was performed as of December 31, 2005 which required no impairment. The discounted cash flow method used to evaluate goodwill impairment included cash flow estimates for 2006 and subsequent years. If actual cash flow performance does not meet these expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of December 31, 2005 was $5.3 million. The Company did not record a valuation allowance against its deferred tax assets as of December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. The implementation of SFAS No. 123(R) will affect the Company’s financial statements for stock options granted after December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in the fiscal year beginning January 1, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $14.0 million at December 31, 2005 under a term loan and revolving credit agreements, and $6.1 million outstanding under a mortgage. With the exception of the mortgage, all debt was subject to a variable interest rate. The weighted average interest rate paid during 2005 was 6.6%. For variable rate debt outstanding at December 31, 2005, a .25% increase in interest rates will increase annual interest expense by approximately $35,000. Subsequent to December 31, 2005, the Company repaid all amounts outstanding under the revolving credit agreement and mortgage with the proceeds from the sale of real estate and a new revolving credit agreement. Amounts outstanding under the new term loan and revolving credit facility provide for interest at the banks’ prime rate minus .50% to prime rate or LIBOR plus 1.5% to 2.5% for the revolver, and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 138,“Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (referred to hereafter as “FAS 133”), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. During 2001, the Company recorded a cumulative effect type adjustment of $247,000 (net of $62,000 tax benefit) as a charge to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity, and an expense of $700,000 ($560,000 net of tax benefit) for the derivative fair value change of an interest rate swap contract and amortization of the cumulative effect adjustment. During the year ended December 31, 2003, the Company recorded income of $611,000 ($367,000 net of tax provision) for the derivative fair value change and amortization of the cumulative effect type adjustment. The interest rate-swap contract terminated in November 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	23

Financial Statements:

Consolidated Balance Sheets -
December 31, 2004 and 2005	24

Consolidated Statements of Income -
Fiscal Years Ended December 31, 2003, 2004 and 2005	25

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) -
Fiscal Years Ended December 31, 2003, 2004 and 2005	26

Consolidated Statements of Cash Flows -
Fiscal Years Ended December 31, 2003, 2004 and 2005	27

Notes to Consolidated Financial Statements	28

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	42

Consent of Independent Registered Public Accounting Firm	48

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Point.360
Burbank, California

We have audited the accompanying consolidated balance sheets of Point.360 and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point.360 and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Singer Lewak Greenbaum & Goldstein LLP (signed)
Los Angeles, California
February 10, 2006, except for Note 12 as to which
date is March 29, 2006

Point.360
Consolidated Balance Sheets

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$668,000	$595,000
Accounts receivable, net of allowances for doubtful accounts of $531,000 and $563,000, respectively	12,468,000	12,662,000
Inventories	932,000	796,000
Prepaid expenses and other current assets	1,788,000	2,432,000
Deferred income taxes	1,310,000	828,000
Total current assets	17,166,000	17,313,000

Property and equipment, net (Note 4)	31,451,000	28,079,000
Other assets, net	742,000	593,000
Goodwill and other intangibles, net (Note 3)	27,288,000	29,474,000
	$76,647,000	$75,459,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,898,000	$3,986,000
Accrued wages and benefits	1,751,000	1,711,000
Accrued earn-out payments	1,000,000	2,000,000
Other accrued expenses	1,249,000	683,000
Income tax payable	1,148,000	1,231,000
Borrowings under revolving credit agreement (Notes 6 and 12)	4,323,000	4,054,000
Current portion of borrowings under notes payable	2,849,000	2,310,000
Current portion of capital lease obligations (Note 6)	67,000	63,000
Total current liabilities	17,285,000	16,038,000

Deferred income taxes	5,788,000	6,121,000
Notes payable, less current portion (Note 6)	14,494,000	13,744,000
Capital lease and other obligations, less current portion (Note 6)	136,000	46,000

Total long-term liabilities	20,418,000	19,911,000

Total liabilities	37,703,000	35,949,000

Commitments and contingencies (Note 8)	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 shares authorized; none outstanding Common stock - no par value; 50,000,000 shares authorized; 9,236,132 and 9,368,857 shares issued and outstanding, respectively	17,903,000	17,971,000
Additional paid-in capital	675,000	1,159,000
Retained earnings	20,366,000	20,380,000
Total shareholders’ equity	38,944,000	39,510,000

	$76,647,000	$75,459,000

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Income

	Year Ended December 31,
	2003	2004	2005

Revenues	$64,900,000	$63,344,000	$66,199,000
Cost of goods sold	(39,670,000)	(40,519,000)	(43,167,000)

Gross profit	25,230,000	22,825,000	23,032,000

Selling, general and administrative expense	(17,479,000)	(18,936,000)	(21,424,000)
Write-off of deferred acquisition and financing costs (Note 3)	(1,043,000)	(1,050,000)	-

Operating income	6,708,000	2,839,000	1,608,000
Interest expense (net)	(2,056,000)	(811,000)	(1,524,000)
Derivative fair value change	611,000	-	-

Income before income taxes	5,263,000	2,028,000	84,000
Provision for income taxes	(2,114,000)	(781,000)	(70,000)

Net income	$3,149,000	$1,247,000	$14,000

Earnings per share:
Basic:
Net income	$0.35	$0.14	$0.00
Weighted average number of shares	9,067,446	9,196,620	9,346,533
Diluted:
Net income	$0.33	$0.13	$0.00
Weighted average number of shares including the dilutive effect of stock options	9,554,847	9,671,395	9,713,811

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Shareholders’ Equity, and Comprehensive Income (Loss)
(in thousands except for share amounts)
			Additional Paid-in	Retained	Accumulated Other Comprehensive	Share-holders
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance on December 31, 2002	9,014,232	$17,359	$1,272	$15,970	$(90)	$34,511

Net income	-	-	-	3,149	-	3,149
Shares issued in connection with exercise of stock options	120,327	266	-	-	-	266
Tax effect of stock options exercised	-	-	59	-	-	59
Termination of stock purchase warrants	-	-	(617)	-	-	(617)
Termination of stock options	-	-	(90)	-	-	(90)
Change in other comprehensive income	-	-	-	-	90	90
Balance on December 31, 2003	9,134,559	17,625	624	19,119	-	37,368

Net income	-	-	-	1,247	-	1,247
Shares issued in connection with exercise of stock options	101,573	278	-	-	-	278
Tax effect of options exercised	-	-	51	-	-	51
Balance on December 31, 2004	9,236,132	17,903	675	20,366	-	38,944

Net income	-	-	-	14	-	14
Shares issued in connection with the purchase of equipment (Note 3)	105,000	-	484	-	-	484
Shares issued in connection with exercise of stock options	27,725	68	-	-	-	68
Balance on December 31, 2005	9,368,857	17,971	1,159	20,380	-	39,510

Comprehensive income is as follows:
2003

Net income	$3,149
Amortization of cumulative effect Adjustment of adoption of FAS 133, net of tax	90
Comprehensive income	$3,239

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$3,149,000	$1,247,000	$14,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,499,000	5,876,000	6,051,000
Provision for (recovery of) doubtful accounts	121,000	(48,000)	32,000
Deferred income taxes	(210,000)	(324,000)	815,000
Loss on disposal of property and equipment.	72,000	-	-
Derivative fair value change.	(611,000)	-	-
Other noncash items	-	(242,000)	-
Write-off of acquisition costs	1,002,000	-	-
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	2,607,000	(1,146,000)	(226,000)
(Increase) decrease in inventories	109,000	(18,000)	136,000
(Increase) in prepaid expenses and other current assets	(138,000)	(732,000)	(645,000)
(Increase) decrease in other assets	(826,000)	606,000	149,000
(Decrease) increase in accounts payable	(514,000)	996,000	(912,000)
Increase (decrease) in accrued expenses	(533,000)	(340,000)	394,000
Increase in income taxes payable (receivable), net.	753,000	939,000	83,000
Net cash and cash equivalents provided by operating activities	10,480,000	6,814,000	5,891,000

Cash flows from investing activities:
Increase in restricted cash.	800,000	-	-
Payment for acquisition costs subsequently written off	(369,000)	-	-
Capital expenditures	(1,237,000)	(5,307,000)	(2,355,000)
Proceeds from sale of equipment	15,000	40,000	-
Net cash paid for acquisitions	(8,000)	(1,094,000)	(2,025,000)
Net cash paid for acquisition of building	-	(2,065,000)	-
Net cash and cash equivalents used in investing activities	(1,599,000)	(8,426,000)	(4,380,000)

Cash flows from financing activities:
Change in revolving credit agreement	-	4,323,000	(269,000)
Proceeds from bank note for new loan	-	8,000,000	266,000
Change in note payable	-	182,000	-
Proceeds from exercise of stock options	266,000	329,000	68,000
Repayment of notes payable	(7,134,000)	(17,657,000)	(1,555,000)
Contract settlement	(90,000)	-	-
Repayment of capital lease obligations	(89,000)	(103,000)	(94,000)
Net cash and cash equivalents used in financing activities	(7,047,000)	(4,926,000)	(1,584,000)

Net increase in cash and cash equivalents	1,834,000	(6,538,000)	(73,000)
Cash and cash equivalents at beginning of year	5,372,000	7,206,000	668,000
Cash and cash equivalents at end of year	$7,206,000	$668,000	$595,000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and three subsidiaries, International Video Conversions, Inc. (“IVC”), a California corporation, and two non-operating wholly owned subsidiaries, VDI Multimedia, Inc. and Multimedia Services, Inc., which subsidiaries were shell companies dissolved in 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios and advertising agencies in any particular reporting period. Our ten largest studio and advertising agency customers represented 52% of accounts receivable at both December 31, 2004 and December 31, 2005. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The ten largest studio and advertising agency customers accounted for 37%, 38% and 47% of net sales for the years ended December 31, 2003, 2004 and 2005, respectively.

Inventories

Inventories comprise raw materials, principally tape stock, and are stated at the lower of cost or market. Cost is determined using the average cost method.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term. The estimated useful life of property and equipment is 7 to 39 years and leasehold improvements are amortized over the remaining lease term.

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

The company evaluates its goodwill on an annual basis. If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. To date, no such impairment has been recorded.

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

Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:
	2003	2004	2005
Net income (loss):
As reported	$3,149,000	$1,247,000	$14,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(310,000)	(255,000)	(738,000)
Pro forma	2,839,000	992,000	(724,000)
Earnings (loss) per share:
As reported:
Basic	0.35	0.14	0.00
Diluted	0.33	0.13	0.00
Pro forma:
Basic	0.31	0.11	(0.07)
Diluted	0.30	0.10	(0.07)

The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2004 and 2005, respectively: expected volatility of 60%, 44% and 38% and risk-free interest rates of 1.05%, 1.33% and 3.26%. A dividend yield of 0% and expected life of five years was assumed for 2003, 2004 and 2005 grants. The weighted average fair value of options granted at the fair market price on the grant date in 2003, 2004 and 2005 were $3.00, $1.03 and $1.05, respectively. All options granted in 2003, 2004 and 2005 were at fair market price.

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

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

	2003	2004	2005

Weighted average number of common shares outstanding used in computation of basic EPS	9,067,446	9,196,620	9,346,533
Dilutive effect of outstanding stock options	487,401	474,775	367,278
Weighted average number of common and potential common shares outstanding used in computation of diluted EPS	9,554,847	9,671,395	9,713,811
Outstanding stock options excluded in the computation of diluted EPS	1,573,277	1,878,172	1,342,357

Comprehensive Income

In 1998, the Company adopted Statement of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

Supplemental Cash Flow Information

Selected cash payments and noncash activities were as follows:

	2003	2004	2005
Cash payments for income taxes (net of refunds)	$2,626,000	$441,000	$131,000
Cash payments for interest	1,852,000	708,000	1,345,000

Noncash investing and financing activities:
Termination of warrants	619,000	-	-
Capitalized lease obligations incurred	-	-	-
Tax benefits related to stock options	59,000	51,000	-
Accrual for earn-out payments	-	1,000,000	2,000,000
Termination of stock purchase warrants incurred as part of proposed acquisition	617,000	-	-
Obligation to purchase tenant improvements	800,000	-	-
Right to purchase tenant improvements	(800,000)	-	-
Leasehold improvements transferred from prepaid expenses	100,000	-	-

Detail of acquisitions:
Goodwill (1)	-	242,000	2,186,000

(1)	Includes additional purchase price payments made or accrued to former owners in periods subsequent to various acquisitions of $1,000,000 and $2,000,000 in 2004 and 2005, respectively.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. The implementation of SFAS No. 123(R) will affect the Company’s financial statements for stock options granted after December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Although SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in the fiscal year beginning January 1, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

3. ACQUISITIONS

During 1997 to 2005, the Company acquired ten businesses. These acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent portion of the purchase prices, to the extent earned, was recorded as an increase to goodwill. As of December 31, 2005, possible additional earn-out payments are as described below. The consolidated financial statements reflect the operations of the acquired companies since their respective acquisition dates.

Goodwill and other intangibles, net as of December 31, 2004 and 2005, consist of the following:

	Actual
	2004	2005
Goodwill	$32,864,000	$35,050,000
Covenant not to compete	1,000,000	1,000,000
	33,864,000	36,050,000
Less accumulated amortization	(6,576,000)	(6,576,000)
	$27,288,000	$29,474,000

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

In order to expand our relationships with our studio customers and gain new customers, on July 1, 2004, the Company acquired all of the outstanding stock of IVC for $7 million in cash. The purchase agreement requires possible additional payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if earnings before interest, taxes, depreciation and amortization during the 30 months after the acquisition reach certain predetermined levels (the first two increments of $1 million increment and $2 million were earned and are reflected as accrued liabilities on the balance sheet as of December 31, 2004 and 2005, respectively). As part of the transaction, the Company entered into employment and/or non competition agreements with four senior officers of IVC which fix responsibilities, salaries and other benefits and set forth limitations on the individuals’ ability to compete with the Company for the term of the earn-out period (30 months). IVC is a high definition and standard definition digital mastering and data conversion entity serving the motion picture/television production industry. To pay for the acquisition, the Company used $2.3 million of cash on hand and borrowed $4.7 million under the term loan portion of the Company’s bank facility.

The total purchase consideration ($9 million either paid or accrued as of December 31, 2005) has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

Cash and cash equivalents	$1,205,000
Inventories	120,000
Other current assets	1,000
Accounts receivable	2,036,000
Goodwill	2,242,000
Property, plant and equipment	6,009,000
Total assets acquired	11,613,000

Accounts payable	(442,000)
Accrued	(417,000)
Income tax payable	(72,000)
Deferred tax liabilities	(1,682,000)

Current and other liabilities assumed	(2,613,000)

Net assets acquired over liabilities, and purchase price	$9,000,000

The following table presents unaudited pro forma results of the combined operations for the years ended December 31, 2003 and 2004, respectively, as if the acquisition had occurred as of the beginning of such periods rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

	2003	2004
Revenue	$76,315,000	$69,032,000
Operating Income	28,816,000	3,303,000
Net income (loss)	2,804,000	1,456,000
Basic earnings per share	0.31	0.16
Diluted earnings per share	0.29	0.15

In 2005, the Company issued 105,000 shares in connection with a purchase of assets. The shares were recorded at fair value on the issue date. In connection with the transition, $189,000 was recorded as goodwill.

During 2005, the amount of goodwill and other intangibles, net, increased from $27,288,000 to $29,474,000 due to the $2,000,000 earn-out payment accrued for the IVC acquisition and $186,000 of excess of fair value of stock issued over the fair value of purchased assets, as noted above. The periodic impairment test of goodwill performed in accordance with SFAS 142 as of December 31, 2005 required no goodwill impairment.

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

In August 2004, the Company purchased the facility for $8.6 million ($2.2 in cash and a $6.4 million mortgage).

Property and equipment consist of the following:

	December 31,
	2004	2005

Land	$5,600,000	$4,500,000
Building	5,288,000	6,230,000
Machinery and equipment	48,731,000	35,537,000
Leasehold improvements	8,076,000	8,051,000
Computer equipment.	4,818,000	4,693,000
Equipment under capital lease	291,000	297,000
	72,804,000	59,308,000
Less accumulated depreciation and amortization	(41,352,000)	(31,229,000)
	$31,452,000	$28,079,000

Depreciation expense totaled $5,464,000, $5,876,000 and $6,051,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Accumulated amortization on capital leases amounted to $166,000 and $211,000, as of December 31, 2004 and 2005, respectively.

In March 2006, the Company sold and leased back the building and related improvements. See Note 12.

5. 401(K) PLAN

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of: 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Company contributions to the plan were $92,000, $92,000 and $127,000 in 2003, 2004 and 2005, respectively.

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

On March 12, 2004, the Company entered into a new credit agreement which provided up to $10 million of revolving credit availability for two years and a five-year $8 million term loan. The agreement provided for interest at the banks’ prime rate or LIBOR plus 2.25% for the revolver, prime rate (7.25% as of December 31, 2005) plus 0.25% or LIBOR (4.5% as of December 31, 2005) plus 2.50% for the term loan, and required the Company to maintain certain financial covenant ratios. The facilities are secured by all of the Company’s assets. The term loan required principal payments of $1.6 million annually. The $15,866,000 outstanding term loan as of December 31, 2003 was repaid by $1,000,000 of scheduled principal payments made in January and February 2004 and, on March 12, 2004, by new term loan borrowings of $8,000,000 and cash payment of $6,866,000.

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

On December 30, 2005, the Company entered into a new $10 million term loan agreement. The term loan provides for interest at LIBOR plus 3.15% and is secured by the Company’s equipment. The new term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the new term loan were used to repay the previously existing term loan.

In January 2006, the due date of the existing revolving credit facility was extended to coincide with the completion of a sale and leaseback transaction. As of December 30, 2005, the Company did not meet certain financial covenants contained in the credit facility and received a compliance waiver from the bank. The credit facility was paid in full in March 2006. See Note 12.

In August 2004, the Company entered into a Standing Loan Agreement and Swap Commitment with a bank (the “Mortgage”) in order to purchase land and a building (see below). Pursuant to the Mortgage, the Company borrowed $6,435,000 payable in monthly installments of principal and interest on a fully amortized basis over 15 years. The mortgage debt was secured by the land and building. In March 2006, the Mortgage was paid in full pursuant to a sale and leaseback transaction with respect to the real estate (see Note 12).

Interest Rate Swaps

In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount was $15,000,000, whereby the Company received LIBOR and paid a fixed 6.5% rate of interest for three years. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) required that the interest rate swap contract be recorded at fair value upon adoption of SFAS 133 and quarterly by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment quarterly over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such quarter. The interest rate swap contract terminated in November 2003. The following adjustments were recorded to reflect changes during the year ended December 31, 2003:

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

The objective of the hedge was to eliminate the variability of cash flows in the interest payments for the variable-rate Mortgage debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in the LIBOR on the mortgage debt.

Both at hedge inception and on an ongoing basis, the market values of the hedge instrument and the hypothetical transaction were expected to be highly correlated. Also, cash receipts under the hedge instrument were to offset changes in LIBOR on the hedged item.

The hypothetical derivative was a $6,334,000 notional amount, receive-variable and pay-fixed interest rate swap, with reset dates and a variable rate index that match those of the Mortgage, and which had a zero fair market value at inception of the hedge relationship. Hedge effectiveness was assessed on a quarterly basis.

The hedge was terminated in March 2006 in connection with a sale and leaseback transaction with respect to the real estate and pay-off of the mortgage.

Mortgage and Equipment Financing and Capital Leases

The Company has financed the purchase of certain equipment and real property through the issuance of bank notes payable, a mortgage and under capital leasing arrangements. The notes bear interest at rates ranging from 3% to LIBOR plus 3.15% (7.62% as of December 31, 2005). Such obligations are payable in monthly installments through May 2019.

Annual maturities for debt, under bank notes payable, mortgage and capital lease obligations as of December 31, 2005, are as follows:

2006	$2,325,000
2007	2,330,000
2008	2,319,000
2009	2,343,000
2010	2,367,000
Thereafter	4,448,000
$16,132,000

In March 2006, the Company entered into a sale and leaseback transaction with respect to the real property (see Note 12), pursuant to which the mortgage was paid in full. Remaining notes and capital leasing arrangements bear interest at rates ranging from 3% to LIBOR plus 3.15% (7.62% as of December 31, 2005). Annual maturities for debt as of December 31, 2005, excluding mortgage and other debt paid down as a result of the sale and leaseback transaction, are as follows:

2006	$2,047,000
2007	2,032,000
2008	2,000,000
2009	-
2010	-
Thereafter	-
$6,079,000

7. INCOME TAXES:

The Company’s provision for (benefit from) income taxes for the three years ended December 31, 2005 consists of the following:

	Year Ended December 31,
	2003	2004	2005
Current tax (benefit) expense:
Federal	$1,820,000	$642,000	$329,000
State	504,000	142,000	6,000

Total current	2,324,000	784,000	335,000

Deferred tax expense:
Federal	(178,000)	(13,000)	(253,000)
State	(32,000)	10,000	(12,000)
Total deferred	(210,000)	(3,000)	(265,000)

Total provision for (benefit from) for income taxes	$2,114,000	$781,000	$70,000

The composition of the deferred tax assets (liabilities) at December 31, 2004 and December 31, 2005 are listed below:

	2004	2005

Accrued liabilities	$587,000	$393,000
Allowance for doubtful accounts	228,000	241,000
Other	495,000	194,000
Total current deferred tax assets	1,310,000	828,000

Property and equipment	(3,844,000)	(3,869,000)
Goodwill and other intangibles	(2,097,000)	(2,763,000)
Other	153,000	511,000
Total non-current deferred tax liabilities	(5,788,000)	(6,121,000)

Net deferred tax liability	$(4,478,000)	$(5,293,000)

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	2003	2004	2005

Federal tax computed at statutory rate	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	5%	2%	6%
Other (meals and entertainment)	1%	3%	43%

	40%	39%	83%

8. COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases office and production facilities in California, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2005 are as follows:

2006	$3,713,000
2007	3,804,000
2008	3,513,000
2009	2,263,000
2010	1,480,000
Thereafter	3,470,000

Total rental expense was approximately $3,436,000, $4,299,000 and $3,838,000 for the three years in the period ended December 31, 2005, respectively.

In March 2006, the Company entered into a sale and leaseback transaction with respect to real property (see Note 12), pursuant to which the Company leased the facility. Approximate minimum rental payments assuming the lease existed as of December 31, 2005 are as follows:

2006	$4,502,000
2007	4,915,000
2008	4,624,000
2009	3,374,000
2010	2,591,000
Thereafter	16,307,000

On September 30, 2003 the Company entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2006, and are renewed automatically on an annual basis after that unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision.

From time to time, the Company may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2005, the Company was not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on operating results or financial position.

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

10. STOCK OPTION PLANS:

Stock Option Plans

In May 1996, the Board of Directors, approved the 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan provided for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. In July 1999, the Company’s shareholders approved an amendment to the 1996 Plan increasing the number of shares reserved for grant to 2,000,000 and providing for automatic increases of 300,000 shares on each August 1 thereafter to a maximum of 4,000,000 shares. As of December 31, 2005, there were 1,754,597 options outstanding under the 1996 Plan and no options were available for grant.

In December 2000, the Company’s Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the “2000 Plan”). As amended, the 2000 Plan provided for the award of options to purchase up to 1,500,000 shares of common stock. Options may be granted under the 2000 Plan solely to attract people who have not previously been employed by the Company as a substantial inducement to join the Company. As of December 31, 2005, there were 771,200 options outstanding under the plan and no options were available for grant.

In February 2005, the Board of Directors, approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the award of options to purchase up to 2,000,000 shares of common stock, as well as stock appreciation rights and restricted stock awards. Upon approval of the 2005 Plan by the Company’s shareholders in May 2005, the 1996 Plan and the 2000 Plan were terminated, except that outstanding options under those plans were not terminated. As of December 31, 2005, there were 140,000 options outstanding under the 2005 Plan and 1,860,000 options were available for grant.

Under all plans, the stock option price per share for options granted is determined by the Board of Directors and is based on the market price of the Company’s common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Board, except that no option can be exercised later than ten years from the date it was granted. The stock options generally vest over one to five years.

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

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2002	2,798,569	$3.06

Granted during 2003	423,000	$3.00
Exercised during 2003	(120,327)	2.21
Cancelled during 2003	(1,050,654)	3.41

Balance at December 31, 2003	2,050,678	$2.91

Granted during 2004	608,100	2.58
Exercised during 2004	(101,573)	2.76
Cancelled during 2004	(204,258)	3.14

Balance at December 31, 2004	2,352,947	$2.82

Granted during 2005	606,400	2.63
Exercised during 2005	(27,725)	1.97
Cancelled during 2005	(265,825)	3.01

Balance at December 31, 2005	2,665,797	$2.79

Additional information with respect to the outstanding options as of December 31, 2005 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.20 - $5.38	2,658,976	3.4 years	$ 2.77	2,658,976	$ 2.77
$7.00 - $10.00	6,821	1.2 years	$ 7.00	6,821	$ 7.00

11. SUPPLEMENTAL DATA (unaudited)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2005 (in thousands except per share data).

	2004
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$15,468	$13,913	$16,465	$17,498	$63,344
Gross profit	$5,649	$4,803	$5,736	$6,636	$22,825
Net income (loss)	$493	$73	$(81)	$761	$1,247

Income (loss) per share:
Basic	$0.06	$0.01	$(0.01)	$0.08	$0.14
Diluted	$0.05	$0.01	$(0.01)	$0.08	$0.13

	2005
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$17,183	$15,890	$16,748	$16,378	$66,199
Gross profit	$5,781	$5,262	$5,965	$6,024	$23,032
Net income (loss)	$69	$(268)	$214	$(1)	$14

Income (loss) per share:
Basic	$0.01	$(0.03)	$0.02	$(0.00)	$0.00
Diluted	$0.01	$(0.03)	$0.02	$(0.00)	$0.00

12. SUBSEQUENT EVENTS

In March 2006, the Company entered into a new revolving credit agreement which provides up to $10 million of revolving credit. The two-year agreement provides for interest of LIBOR plus 1.85% for the first six months of the agreement, and thereafter at either (i) prime minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing the new term loan as described in Note 6. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in the two in both the new revolving and term loan agreements.

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. Additionally, the Company received $0.5 million from the purchaser for improvements. In accordance with SFAS No. 28, Accounting for Sales with Leasebacks, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance (approximately $14.0 million) were used to pay off the mortgage and other outstanding debt.

The following table presents unaudited pro forma results the year ended December 31, 2005, as if the sale and leaseback transaction had occurred as of the beginning of the year. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future (in thousands):

	As Reported	Adjustments		Pro Forma
Revenue	$66,199			$66,199
Cost of sales	(43,167)	(837	) (1)	(44,004)
Gross profit	23,032			22,195
Selling, general and administrative expense	(21,424)			(21,424)
Operating income	1,608			771
Interest expense	(1,524)	881	(2)	(643)
Income before income taxes	84			128
Provision for income taxes	(70)	(17	) (3)	(87)
Net income	$14			$41

Diluted net income per share	$0.00			$0.00

(1)	First year rent expense net of amortization of the deferred gain on the sale, partially offset by the elimination of depreciation expense associated with the building.
(2)	Pro forma interest saved on the amount of mortgage, term and revolving credit debt paid off with net sales proceeds.
(3)	Tax effect at 40%.

The following table present an unaudited pro forma summary balance sheet as of December 31, 2005 as if the sale and leaseback had occurred on that date (in thousands):

	As Reported	Adjustments		Pro Forma
Current assets	$17,313			$17,313
Property and equipment, net	28,079	(11,261	) (1)	16,818
Goodwill and other assets	30,067			30,067
Total assets	$75,459			$64,198

Accounts payable and accrued expenses	$8,380			$8,380
Deferred income taxes	1,231	879	(2)	2,110
Short-term debt	2,373	(310	) (4)	2,063
Borrowings under revolving credit	4,054	(3,904	) (4)	150
Current liabilities	16,038			12,703

Deferred gain on sale	-	1,318	(3)	1,318
Deferred income taxes and other	6,121	500	(5)	6,621
Long-term notes payable	13,790	(9,744	) (4)	4,046
Shareholders’ equity	39,510			39,510
Total liabilities and shareholders’ equity	$75,459			$64,198

(1)	Net book value of assets sold.
(2)	Tax on gain on sale at 40%.
(3)	Deferred gain on sale to be amortized over life of lease.
(4)	Pay-down of debt with net proceeds.
(5)	Non-refundable advance from purchaser for improvements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Point.360
Burbank, California

Our audit of the consolidated financial statements referred to in our report dated February 10, 2006, except for note 12 for which the date is March 29, 2006 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Point.360, listed in Item 8 of this Form 10-K. This schedule is the responsibility of Point.360's management. Our responsibility is to express an opinion based on our audit of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Singer Lewak Greenbaum & Goldstein, LLP (signed)
Los Angeles, CA
February 10, 2006

_______________________________________

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended December 31, 2003	$801,000	$121,000	$--	$(187,000)	$735,000

Year ended December 31, 2004	$735,000	$48,000	$(153,000)	$(99,000)	$531,000

Year ended December 31, 2005	$531,000	$113,000	$--	$(81,000)	$563,000

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

Other information called for by Item 10 of Form 10-K is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for its annual meeting of shareholders to be held on May 3, 2006 (the “Proxy Statement”), which is incorporated herein by reference.

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

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets - December 31, 2004 and 2005
Consolidated Statements of Income - Fiscal Years Ended December 31, 2003, 2004 and 2005
Consolidated Statements of Shareholders’ Equity - Fiscal Years Ended December 31, 2003, 2004 and 2005
Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2003, 2004 and 2005
Notes to Consolidated Financial Statements

(3)	Exhibit Number	Description

	3.1	Restated Articles of Incorporation of the Company. (2)

	3.2	By-laws of the Company. (2)

	10.1	Agreement and Plan of Merger, dated as of December 24, 1999, among VDI MultiMedia, VDI MultiMedia, Inc. and VMM Merger Corp. (1)

	10.2	1996 Stock Incentive Plan of the Company. (2)

	10.3	2000 Stock Incentive Plan of the Company. (7)

	10.4	Asset Purchase Agreement, dated as of December 28, 1996 by and among VDI Media, Woodholly Productions, Yvonne Parker, Rodger Parker, Jim Watt and Kim Watt. (3)

	10.5	Asset Purchase Agreement, dated as of June 12, 1998 by and between VDI Media and All Post, Inc. (4)

	10.6	Asset Purchase Agreement, dated as of November 9, 1998 by and among VDI Media, Dubs Incorporated, Vincent Lyons and Barbara Lyons. (5)

	10.7	Asset Purchase Agreement dated November 3, 2000 by and among the Company, Creative Digital, Inc. and Larry Hester. (7)

	10.8	Third Amendment and Restated Credit Agreement dated May 2, 2002, among the Company, Union Bank of California, N.A., United California Bank, and U.S. Bank National Association. (8)

	10.9	Option Agreement dated July 3, 2002 between the Company and Alliance Atlantis Communications Inc. (9)

	10.10	First Amendment to Credit Agreement dated October 2, 2002, among the Company, Union Bank of California, Bank of the West and U.S. National Bank Association. (11)

	10.11	Resignation and General Release Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (10)

	10.12	Consulting Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (10)

	10.13	Non-competition Agreement dated October 2, 2002 between R. Luke Stefanko and the Company. (10)

	10.14	Amended and Restated Option Agreement dated December 30, 2002 between the Company and Alliance Atlantis Communications Inc. (12)

10.15	Severance Agreement dated September 30, 2003 between the Company and Haig S. Bagerdjian. (13)

10.16	Severance Agreement dated September 30, 2003 between the Company and Alan R. Steel. (13)

10.17	Lease Agreement dated November 26, 2003 between the Company and General Electric Capital Business Asset Funding Corporation.

10.18	Credit Agreement dated March 12, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (14)

10.19	Stock Purchase Agreement dated June 23, 2004 among the Company, International Video Conversions, Inc. (“IVC”) and the Stockholders of IVC. (15)

10.20	First Amendment to Credit Agreement dated July 1, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (15)

10.21	Second Amendment to Credit Agreement dated August 13, 2004 among the Company, Union Bank of California, N.A. and U.S. National Bank Association. (16)

10.22	Standing Loan Agreement and Swap Commitment dated August 18, 2004 between the Company and Bank of America, N.A. (17)

10.23	Settlement and Mutual Release Agreement executed November 9, 2004 between the Company and Alliance Atlantis Communications, Inc. (18)

10.24	Amended and Restated Rights Agreement, dated as of November 17, 2004, between the Company and American Stock Transfer and Trust Company. (19)

10.25	2005 Equity Incentive Plan of Point.360. (20)

10.26	Promissory Note between General Electric Capital Corporation and the Company dated December 30, 2005. (21)

10.27	Master Security Agreement between General Electric Capital Corporation and the Company dated December 30, 2005. (21)

10.28	Standard Loan Agreement dated March 29, 2006 between the Company and Bank of America, N.A. (22)

10.29	Agreement of Purchase and Sale dated December 30, 2005 between the Company and United Trust Fund Limited Partnership. (22)

10.30	Lease Agreement between UTFLA LLC and the Company dated March 28, 2006. (22)

23.1	Consent of Independent Accountants.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________________________
(1)	Filed with the Securities and Exchange Commission (“SEC”) on January 11, 2000 as an exhibit to the Company’s Form 8-K and incorporated herein by reference.
(2)
Filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on May 17, 1996 or as an exhibit to Amendment No. 1 to the Form S-1 filed with the SEC on December 31, 1996 and incorporated herein by reference.

(3)	Filed with the SEC on June 29, 1998 as an exhibit to the Company’s Form 8-K and incorporated herein by reference
(4)	Filed with SEC on December 2, 1998 as an exhibit to the Company’s Form 8-K and incorporated herein by reference.
(5)	Filed with the SEC on April 11, 2001 as an exhibit to the Company’s Form 10-K and incorporated herein by reference.
(6)	Filed with the SEC on August 14, 2001 as an exhibit to the Company’s Form 10-Q and incorporated herein by reference.
(7)	Filed with the SEC on September 7, 2001 as an exhibit to the Company’s Form S-8 and incorporated herein by reference.
(8)	Filed with the Commission on May 14, 2002 as an exhibit to Form 10-Q for the period ended March 31, 2002.
(9)	Filed as an exhibit to Form 8-K with the Commission on July 15, 2002.
(10)	Filed as an exhibit to Form 8-K with the Commission on October 7, 2002.
(11)	Filed with the Commission on November 14, 2002 as an exhibit to Form 10-Q for the period ended September 30, 2002.
(12)	Filed as exhibit to Form 8-K with the Commission on January 8, 2003.
(13)	Filed as an exhibit to Form 10-Q with the Commission on November 12, 2003.
(14)	Filed as an exhibit to Form 8-K with the Commission on March 16, 2004.
(15)	Filed as an exhibit to Form 8-K with the Commission on July 1, 2004.
(16)	Filed as an exhibit to Form 8-K with the Commission on August 20, 2004.
(17)	Filed as an exhibit to Form 8-K with the Commission on August 26, 2004.
(18)	Filed as an exhibit to Form 10-Q with the Commission on November 12, 2004.
(19)	Filed as an exhibit to Form 8-K with the Commission on December 29, 2004.
(20)	Filed as an exhibit to Form S-8 with the Commission on May 25, 2005.
(21)	Filed as an exhibit to Form 8-K with the Commission on January 3, 2006.
(22)	Filed as an exhibit to Form 8-K with the Commission on March 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2006

Point.360

By:	/s/ Haig S. Bagerdjian Haig S. Bagerdjian Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian Haig S. Bagerdjian	Chairman of the Board of Directors, President and Chief Executive Officer	March 24, 2006

/s/ Alan R. Steel Alan R. Steel	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Accounting and Financial Officer)	March 24, 2006

/s/ Robert A. Baker Robert A. Baker	Director	March 10, 2006

/s/ Greggory J. Hutchins Greggory J. Hutchins	Director	March 11, 2006

/s/ Sam P. Bell Sam P. Bell	Director	March 20, 2006

/s/ G. Samuel Oki G. Samuel Oki	Director	March 12, 2006