Form 10-Q
period 2006-03-31
POINT 360
filed 2006-05-11
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

   (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the quarterly period ended March 31, 2006 or

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

Yes   X  No ____

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated Filer      Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No  X

As of March 31, 2006, there were 9,372,257 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
POINT.360

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2005	March 31, 2006
		(unaudited)
Current assets:
Cash and cash equivalents	$595,000	$2,726,000
Accounts receivable, net of allowances for doubtful accounts of $563,000 and $587,000 (unaudited), respectively	12,662,000	15,023,000
Inventories	797,000	731,000
Prepaid expenses and other current assets	2,432,000	2,792,000
Deferred income taxes	828,000	828,000
Total current assets	17,314,000	22,100,000

Property and equipment, net	28,079,000	15,792,000
Other assets, net	593,000	626,000
Goodwill and other intangibles, net	29,473,000	29,473,000
Deferred income taxes - long term	-	870,000
Total assets	$75,459,000	$68,861,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,986,000	$5,089,000
Accrued wages and benefits	1,711,000	1,297,000
Accrued earn-out payments	2,000,000	1,621,000
Other accrued expenses	683,000	741,000
Income taxes payable	1,231,000	2,086,000
Borrowings under revolving line of credit	4,054,000	4,223,000
Current portion of borrowings under notes payable	2,310,000	2,000,000
Current portion of capital lease and other obligations	63,000	63,000
Current portion of deferred gain on sale of real estate	-	178,000
Total current liabilities	16,038,000	17,298,000

Deferred income taxes	6,121,000	6,121,000
Bank notes payable, less current portion	13,744,000	3,500,000
Capital lease and other obligations, less current portion	46,000	23,000
Deferred gain on sale of real estate, less current portion	-	2,496,000
Total long-term liabilities	19,911,000	12,140,000

Total liabilities	35,949,000	29,438,000

Contingencies (Note 6)	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 authorized; 9,368,857 and 9,372,257 (unaudited) shares issued and outstanding, respectively	17,971,000	17,976,000
Additional paid-in capital	1,159,000	1,159,000
Retained earnings	20,380,000	20,288,000
Total shareholders’ equity	39,510,000	39,423,000

Total liabilities and shareholders’ equity	$75,459,000	$68,861,000
See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,

	2005	2006

Revenues	$17,183,000	$16,039,000
Cost of goods sold	(11,402,000)	(10,715,000)

Gross profit	5,781,000	5,324,000
Selling, general and administrative expense	(5,360,000)	(5,127,000)

Operating income	421,000	197,000
Interest expense, net	(307,000)	(350,000)
Income (loss) before income taxes	114,000	(153,000)
(Provision for) benefit from income taxes	(45,000)	61,000
Net income (loss)	$69,000	$(92,000)

Earnings(loss) per share:
Basic:
Net income (loss)	$0.01	$(0.01)
Weighted average number of shares	9,302,596	9,370,724
Diluted:
Net income (loss)	$0.01	$(0.01)
Weighted average number of shares including the dilutive effect of stock options	9,867,343	9,537,361

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$69,000	$(92,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,564,000	1,405,000
Provision for doubtful accounts	24,000	24,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	892,000	(2,384,000)
Decrease in inventories	45,000	65,000
(Increase) decrease in prepaid expenses and other current assets	198,000	(360,000)
(Increase) in goodwill and other tangibles	-	-
(Increase) decrease in other assets	65,000	(33,000)
(Increase) decrease in deferred tax asset	-	(870,000)
Increase (decrease) in accounts payable	(748,000)	1,103,000
(Decrease) in accrued expenses	(466,000)	(735,000)
Increase in income taxes	131,000	855,000
Increase in other current liabilities	-	178,000
Net cash provided by (used in) operating activities	1,774,000	(844,000)

Cash used in investing activities:
Capital expenditures	(804,000)	(359,000)

Amount paid for acquisitions	(25,000)	-
Net cash used in investing activities	(829,000)	(359,000)

Cash flows provided by (used in) financing activities:
Proceeds from sale of equipment	-	13,883,000
Exercise of stock options	11,000	4,000
Change in revolving credit agreement	(498,000)	169,000
Proceeds from bank note	-	(310,000)
Shares issued for an acquisition	(400,000)	-
Repayment of notes payable	(700,000)	(10,244,000)
Repayment of capital lease and other obligations	(26,000)	(230,000)
Net cash provided by (used in) financing activities	(1,613,000)	(3,479,000)

Net increase (decrease) in cash	(668,000)	2,131,000
Cash and cash equivalents at beginning of period	668,000	595,000

Cash and cash equivalents at end of period	$-	$2,726,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$289,000	$330,000
Income tax	$86,000	$-

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2005.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

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

In January 2006, the due date of the existing revolving credit facility was extended to March 31, 2006. As of December 30, 2005, the Company did not meet certain financial covenants contained in the credit facility and received a compliance waiver from the bank.

In August 2004, the Company entered into a Standing Loan Agreement and Swap Commitment with a bank (the “Mortgage”) in order to purchase land and a building. Pursuant to the Mortgage, the Company borrowed $6,435,000 payable in monthly installments of principal and interest on a fully amortized basis over 15 years. The mortgage debt was secured by the land and building.

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

In March 2006, the Company entered into a new revolving credit agreement which provides up to $10 million of revolving credit. The two-year agreement provides for interest of LIBOR (5.1% as of March 31, 2006) plus 1.85% for the first six months of the agreement, and thereafter at either (i) prime (7.75% as of March 31, 2006) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing the term loan. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in both the revolving and term loan agreements.

NOTE 3 - SALE OF REAL ESTATE

On March 29, 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.2 million after tax gain. Additionally, the Company received $0.5 million from the purchaser for improvements. In accordance with SFAS No. 28, Accounting for Sales with Leasebacks, the gain, related deferred taxes of $870,000 and improvement allowance will be amortized over the initial 15-year lease term as reduced rent. Such amounts are included in deferred gain on sale of real estate on the balance sheet. Net proceeds at the closing of the sale and the improvement advance (approximately $13.9 million) were used to pay off the mortgage and other outstanding debt.

  The following table presents an unaudited pro forma summary balance sheet as of December 31, 2005 as if the sale and leaseback had occurred on that date (in thousands):

	As Reported	Adjustments		Pro Forma
Current assets	$17,313	152	(1)	$17,465
Property and equipment, net	28,079	(11,249)	(2)	16,830
Goodwill and other assets	30,067	870	(3)	30,937
Total assets	$75,459			$65,232

Accounts payable and accrued expenses	$8,380	870	(4)	$9,250
Deferred income taxes	1,231			1,231
Short-term debt	2,373	(310)	(5)	2,063
Borrowings under revolving credit	4,054	(3,904)	(5)	150
Current liabilities	16,038			12,863

Deferred gain on sale	-	2,175	(6)	2,175
Deferred income taxes and other	6,121	500	(7)	6,621
Long-term notes payable	13,790	(9,727)	(5)	4,063
Shareholders’ equity	39,510			39,510
Total liabilities and shareholders’ equity	$75,459			$65,232

(1)	Prepaid rent & property taxes
(2)	Net book value of assets sold
(3)	Deferred taxes associated with gain on sale
(4)	Current tax liability
(5)	Pay-down of debt with net proceeds
(6)	Deferred gain on sale to be amortized over life of lease
(7)	Non-refundable advance from purchaser for improvements

NOTE 4 - STOCK-BASED COMPENSATION

On January 1, 2006, we adopted Statements of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense related to employee or director stock options recognized for the three months ended March 31, 2006 was less than $1,000.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the company’s stock option plans for the three months ended March 31, 2005.  For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (Black-Scholes model) and amortized to expense over the options’ contractual term.

Net income (loss):
As reported	$69,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51,000)
Pro forma	18,000

Basic earnings (loss) per share of common stock:
As reported	$0.01
Pro forma	$0.00

Diluted earnings (loss) per share of common stock:
As reported	$0.01
Pro forma	$0.00

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.50%
Expected term (years)	5.00
Volatility	48%
Expected annual dividends	0.0%

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

We have elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

NOTE 5 - CONTINGENCIES

From time to time the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 6 - SHAREHOLDERS’ EQUITY

During the three-month period ended March 31, 2006, the number of outstanding shares of the Company’s common stock increased by 3,400 shares due to the exercise of employee stock options for $5,000 in cash.

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant portions of the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005.

Revenues.  Revenues were $16.0 million for the three-month period ended March 31, 2006, compared to $17.2 million for the three-month period ended March 31, 2005.

Gross Profit. In the first quarter of 2006, gross margin was 33% of sales, compared to 34% for the quarter ended March 31, 2005.

Selling, General And Administrative Expense.  SG&A expense was $5.1 million in the first quarter of 2006 as compared to $5.4 million in the same period of 2005.

Interest Expense.  Interest expense for the three-month period ended March 31, 2006 was $0.4 million, an increase of $0.1 million over the three-month period ended March 31, 2005 because of increasing rates on variable interest debt.

LIQUIDITY AND CAPITAL RESOURCES

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

In November 2003, the Company leased a new 64,600 square foot building in Los Angeles, California, for the purpose of consolidating four vault locations then occupying approximately 71,000 square feet. A provision of the lease provided that until May 2005, the Company had an option to purchase the building for approximately $8,572,000. We purchased the building in August 2004 by paying $2,065,000 in cash and borrowing the $6,435,000 million balance under a mortgage loan payable over 15 years. We also spent approximately $3.1 million for improvements to the building during 2004.

On December 30, 2005, the Company entered a new $10 million term loan agreement. The term loan provides for interest at LIBOR plus 3.15% and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest. Proceeds of the loan were used to pay off our previously existing term loan.

In March 2006, the Company entered into a new revolving credit agreement which provides up to $10 million of revolving credit. The two-year agreement provides for interest of LIBOR plus 1.85% for the first six months of the agreement, and thereafter either (i) prime minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing a new term loan as described above.

In March 2006, the Company entered into a sale and leaseback transaction with respect to real estate discussed above. The real estate was sold for $13,946,000 resulting in a $1.2 million after tax gain. Additionally, we received $500,000 from the purchaser for improvements. In accordance with SFAS No. 28, Accounting for Sales with Leasebacks (“SFAS 28”), the gain and the improvement allowance will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance (approximately $13.9 million) were used to pay off the mortgage and other outstanding debt. In accordance with our agreement with the revolving credit lender, we prepaid $4 million of the new term loan.

The following table summarizes the March 31, 2006 status of our revolving line of credit and term loans:

Revolving credit	$4,223,000
Current portion of term loan	2,000,000
Long-term portion of term loan	3,500,000
Total	9,723,000
Cash on hand	(2,726,000)
Net Debt	$6,997,000

Monthly and annual principal and interest payments due under the new term debt are approximately $167,000 and $2 million, respectively, assuming no change in interest rates, down from $260,000 and $3,100,000, respectively, from the term loan in existence in 2005. Simultaneously, monthly and annual cash lease costs have increased by $93,000 and $1,111,000, respectively.

We expect that remaining amounts available under the new revolving credit arrangement, the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.5 - 3.5 million of capital expenditures for the next twelve months.

The acquisition of IVC was completed in July 2004, for which we paid $2.3 million in cash and borrowed the $4.7 million. The IVC purchase agreement also required payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if certain predetermined earnings levels (as defined) are met. In April 2005, $1 million was paid. $2 million was paid or accrued on March 31, 2006.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $45.3 million as of March 31, 2006.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of March 31, 2006 was $4.4 million. The Company did not record a valuation allowance against its deferred tax assets as of March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $9.7 million at March 31, 2006 under a term loan and revolving credit agreements. All debt was subject to a variable interest rate. The weighted average interest rate paid during the first quarter of 2006 was 8.0%. For variable rate debt outstanding at March 31, 2006, a .25% increase in interest rates will increase annual interest expense by approximately $25,000. Amounts outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%- 1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5%, and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

ITEM 1A. RISK FACTORS

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

Investors are encouraged to examine the Company’s 2005 Form 10-K, which more fully describes the risks and uncertainties associated with the Company’s business.

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

POINT.360

DATE: May 11, 2006	By:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)