Form 10-Q
period 2006-06-30
POINT 360
filed 2006-08-14
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________ to_________
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

Yes ☒ No ____

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

Yes ☐ No ☒

As of June 30, 2006, there were 9,421,982 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
POINT.360

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2005	June 30, 2006
		(unaudited)

Current assets:
Cash and cash equivalents	$595,000	$31,000
Accounts receivable, net of allowances for doubtful accounts of $563,000 and $669,000 (unaudited), respectively	12,662,000	12,957,000
Inventories	796,000	678,000
Prepaid expenses and other current assets	2,432,000	2,500,000
Deferred income taxes	828,000	828,000
Total current assets	17,313,000	16,994,000

Property and equipment, net	28,079,000	15,311,000
Other assets, net	593,000	1,478,000
Goodwill and other intangibles, net	29,474,000	29,473,000
Total assets	$75,459,000	$63,256,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,986,000	$3,260,000
Accrued wages and benefits	1,711,000	1,984,000
Accrued earn-out payments	2,000,000	-
Other accrued expenses	683,000	778,000
Income taxes payable	1,231,000	2,126,000
Borrowings under revolving line of credit	4,054,000	1,432,000
Current portion of borrowings under notes payable	2,310,000	1,158,000
Current portion of capital lease and other obligations	63,000	48,000
Current portion of deferred gain on sale of real estate	-	178,000
Total current liabilities	16,038,000	10,964,000

Deferred income taxes	6,121,000	6,121,000
Bank notes payable, less current portion	13,744,000	4,053,000
Capital lease and other obligations, less current portion	46,000	15,000
Deferred gain on sale of real estate, less current portion	-	2,452,000
Total long-term liabilities	19,911,000	12,641,000

Total liabilities	35,949,000	23,605,000

Contingencies (Note5)	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 authorized; 9,368,857
and 9,421,982 (unaudited) shares issued and outstanding, respectively	17,971,000	18,086,000
Additional paid-in capital	1,159,000	1,159,000
Retained earnings	20,380,000	20,406,000
Total shareholders’ equity	39,510,000	39,651,000

Total liabilities and shareholders’ equity	$75,459,000	$63,256,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Revenues	$15,890,000	$16,302,000	$33,073,000	$32,341,000
Cost of goods sold	(10,628,000)	(10,938,000)	(22,030,000)	(21,653,000)

Gross profit	5,262,000	5,364,000	11,043,000	10,688,000
Selling, general and administrative expense	(5,395,000)	(4,976,000)	(10,754,000)	(10,102,000)

Operating income (loss)	(133,000)	388,000	289,000	586,000
Interest expense, net	(314,000)	(193,000)	(621,000)	(544,000)
Income (loss) before income taxes	(447,000)	195,000	(332,000)	42,000
(Provision for) benefit from income taxes	179,000	(78,000)	133,000	(17,000)
Net income (loss)	$(268,000)	$117,000	$(199,000)	$25,000

Earnings(loss) per share:
Basic:
Net income (loss)	$(0.03)	$0.01	$(0.02)	$0.00
Weighted average number of shares	9,349,105	9,390,013	9,326,020	9,380,441

Diluted:
Net income (loss)	$(0.03)	$0.01	$(0.02)	$0.00
Weighted average number of shares including the dilutive effect of stock options	9,809,551	9,580,012	9,850,467	9,558,494

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2006

Cash flows from operating activities:
Net income (loss)	$(199,000)	$25,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,144,000	2,746,000
Provision for doubtful accounts	45,000	106,000
Other non cash items	183,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,130,000	(401,000)
Decrease in inventories	48,000	118,000
(Increase) decrease in prepaid expenses and other current assets	189,000	(67,000)
(Increase) decrease in other assets	97,000	(15,000)
Increase (decrease) in accounts payable	(1,775,000)	(726,000)
(Decrease) in accrued expenses	(1,215,000)	(1,631,000)
Increase (Decrease) in income taxes	(11,000)	895,000
(Decrease) in deferred taxes	(780,000)	(870,000)
Increase in other current liabilities	-	33,000
Net cash provided by (used in) operating activities	856,000	213,000

Cash used in investing activities:
Capital expenditures	(1,290,000)	(1,307,000)
Proceeds from sale of Media Center real estate		13,926,000
Amount paid for acquisitions	(25,000)	-
Net cash used in investing activities	(1,315,000)	12,619,000

Cash flows provided by (used in) financing activities:
Exercise of stock options	34,000	116,000
Change in revolving credit agreement	585,000	(2,622,000)
Proceeds from bank note	1,006,000	(1,153,000)
Shares issued for an acquisition	(400,000)	-
Repayment of notes payable	(1,400,000)	(9,691,000)
Repayment of capital lease and other obligations	(34,000)	(46,000)
Net cash provided by (used in) financing activities	(209,000)	(13,396,000)

Net increase (decrease) in cash	(668,000)	(564,000)
Cash and cash equivalents at beginning of period	668,000	595,000

Cash and cash equivalents at end of period	$-	$31,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$594,000	$524,000
Income tax	$866,000	$42,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2005.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

On December 30, 2005, the Company entered into a new $10 million term loan agreement. The term loan provides for interest at LIBOR (5.6% as of June 30, 2006) plus 3.15% and is secured by the Company’s equipment. The term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the term loan were used to repay a previously existing term loan. In March 2006, the Company prepaid $4 million of the term loan with proceeds from the sale of real estate (see Note 3). Monthly principal payments were subsequently reduced pro rata.

In January 2006, the due date of the then existing credit facility was extended to March 31, 2006. As of December 30, 2005, the Company did not meet certain financial covenants contained in the credit facility and received a compliance waiver from the bank.

In March 2006, the Company entered into a new credit agreement which provides up to $10 million of revolving credit. The two-year agreement provides for interest of LIBOR plus 1.85% for the first six months of the agreement, and thereafter at either (i) prime (7.75% as of June 30, 2006) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing the term loan. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in both the revolving and term loan agreements.

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

  The following table presents an unaudited pro forma summary balance sheet as of December 31, 2005 as if the sale and leaseback had occurred on that date (in thousands):

	As Reported	Adjustments		Pro Forma
Current assets	$17,313	152	(1)	$17,465
Property and equipment, net	28,079	(11,249)	(2)	16,830
Goodwill and other assets	30,067	870	(3)	30,937
Total assets	$75,459			$65,232

Accounts payable and accrued expenses	$8,380	870	(4)	$9,250
Deferred income taxes	1,231			1,231
Short-term debt	2,373	(310)	(5)	2,063
Borrowings under revolving credit	4,054	(3,735)	(5)	319
Current liabilities	16,038			12,863

Deferred gain on sale	-	2,175	(6)	2,175
Deferred income taxes and other	6,121	500	(7)	6,621
Long-term notes payable	13,790	(9,727)	(5)	4,063
Shareholders’ equity	39,510			39,510
Total liabilities and shareholders’ equity	$75,459			$65,232

(1)	Prepaid rent & property taxes
(2)	Net book value of assets sold
(3)	Deferred taxes associated with gain on sale
(4)	Current tax liability
(5)	Pay-down of debt with net proceeds
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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our consolidated financial statements as of and for the three and six-month periods ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense related to employee or director stock options recognized for the three and six- month periods ended June 30, 2006 was $36,000 and $37,000, respectively.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the company’s stock option plans for the three and six-month periods ended June 30, 2005.  For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (Black-Scholes model) and amortized to expense over the options’ contractual term.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss):
As reported	$(268,000)	$(199,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(81,000)	(126,000)
Pro forma	(349,000)	(325,000)

Basic earnings (loss) per share of common stock:
As reported	$(0.03)	$(0.02)
Pro forma	$(0.04)	$(0.03)

Diluted earnings (loss) per share of common stock:
As reported	$(0.03)	$(0.02)
Pro forma	$(0.04)	$(0.03)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30		Six months ended June 30
	2005	2006	2005	2006
Risk-free interest rate	2.76%	4.48%	2.76%	4.84%
Expected term (years)	5.00	5.00	5.00	5.00
Volatility	45%	41%	45%	43%
Expected annual dividends	0.0%	0.0%	0.0%	0.0%

At June 30, 2006, the Company had outstanding options under three stock options plans: the 1996 Stock Incentive Plan, the 2000 Nonqualified Stock Option Plan, and the 2005 Equity Incentive Plan. The 1996 and 2000 Plans were terminated in May 2005 upon shareholder approval of the 2005 Plan, except that outstanding options under the 1996 and 2000 Plans were not terminated. The 2005 Plan provides for the award of options to purchase up to 2,000,000 shares of common stock, as well as stock appreciation rights and restricted stock awards.

The following table summarizes the status of these plans as of June 30, 2006:

	1996 Plan	2000 Plan	2005 Plan
Options originally available	3,800,000	1,500,000	2,000,000
Stock options outstanding	1,635,666	719,700	539,450
Options available for grant	-	-	1,460,550

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

A summary of the status of stock options as of June 30, 2005 and 2006, and changes during the three and six-month periods then ended, is as follows.

	2005		2006
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	2,352,947	$2.82	2,665,797	$2.79
Granted	5,000	$3.81	20,000	$2.40
Exercised	(4,400)	$2.47	(3,400)	$1.35
Canceled	(64,447)	$2.50	(7,303)	$2.73

Outstanding at March 31	2,289,100	$2.88	2,675,094	$2.78
Granted	501,400	$2.95	379,950	$2.25
Exercised	(12,000)	$1.93	(49,725)	$1.55
Canceled	(18,780)	$2.42	(110,503)	$3.22

Outstanding at June 30	2,759,720	$2.86	2,894,816	$2.73

As of June 30, 2006, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.3 million to be amortized over the next five years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and June 30, 2006 was as follows:

As of December 31, 2005	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees - Outstanding	2,300,797	2.69	3.33	$116,000
Employees - Expected to Vest	2,300,797	2.69	3.33	$116,000
Employees - Exercisable	2,300,797	2.69	3.33	$116,000

Non-Employees - Outstanding	365,000	3.44	3.87	$1,000
Non-Employees - Expected to Vest	365,000	3.44	3.87	$1,000
Non-Employees - Exercisable	365,000	3.44	3.87	$1,000

As of June 30, 2006
Employees - Outstanding	2,529,816	2.63	3.17	$348,000
Employees - Expected to Vest	2,492,821	2.63	3.14	$348,000
Employees - Exercisable	2,160,366	2.69	2.86	$348,000

Non-Employees - Outstanding	365,000	3.42	3.77	$4,000
Non-Employees - Expected to Vest	365,000	3.42	3.77	$4,000
Non-Employees - Exercisable	365,000	3.42	3.77	$4,000

Additional information with respect to outstanding options as of June 30, 2006 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.20 - $5.38	2,888,545	3.25 yrs.	$2.72	2,519,095	$2.79
$7.00 - $10.00	6,271	0.66 yrs.	$7.00	6,271	$7.00

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

NOTE 5 - CONTINGENCIES

On July 10, 2006, Digital Generation Systems, Inc. (“DG”) filed a claim in the District Court of Dallas County, Texas, alleging that the Company interfered with a contract between DG and Pathfire, Inc. (Pathfire), which contract provided that DG was granted exclusive use of Pathfire’s network for the distribution of advertising content. The DG/Pathfire exclusivity excluded the distribution of certain other types of content (other than advertising content) to be distributed by Pathfire for CBS/Viacom. The claim alleges that the Company was aware of the exclusivity provision during its negotiations with CBS Worldwide Distribution, CBS Broadcasting, Inc. (“CBS”), which resulted in a January 2006 contract between the Company and CBS (“CBS Contract”). Under the CBS Contract, the Company licensed advertising content distribution services from CBS, which services were to be performed utilizing Pathfire’s IP-Multicast Format Store & Forward technology. DG alleges that the Company’s knowledge of the exclusivity provision during the Company’s negotiations with CBS and the resulting use of Pathfire’s technology for distribution of ads caused damage to DG. The claim seeks unspecified actual and punitive damages and other costs of prosecution.

If DG is successful in its claim, the possibility exists that the Pathfire distribution technology will become unavailable to the Company, through which the Company currently distributes a portion of its commercial spots. If that occurs, the Company believes it has alternative means to fulfill customer needs.

The Company believes the complaint is without merit and will not have a material effect on the Company’s financial position. Regardless, CBS has agreed to indemnify the Company pursuant to the CBS contract to the extent permitted by law or otherwise.

From time to time the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 6 - SHAREHOLDERS’ EQUITY

During the six-month period ended June 30, 2006, the number of outstanding shares of the Company’s common stock increased by 53,125 shares due to the exercise of employee stock options for $81,600 in cash.

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

In recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue for the foreseeable future. All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins. There is also the risk that third party vendors who directly compete with us will succeed in taking away business or refuse to allow us to use their distribution channels. In fact, in June 2005, one such vendor/competitor notified us that its electronic distribution channel would not be available to us except in very limited circumstances, or unless we entered certain “preferred vendor” arrangements that we believed would not be in the best long-term interests of Point.360. While curtailment of these services has not materially affected our ability to deliver commercial spots, we have not been able to pass on increased alternative delivery costs to our customers since June 2005. While we are exploring other lower cost alternatives, gross margins related to spot delivery revenues will be lower until such alternatives become available.

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

Statistical Analysis

The table below summarizes pro forma results for the three-month periods ended June 30, 2005 and 2006, isolating the effects of the March 29, 2006 sale/leaseback transaction for the 2006 periods: (in thousands except per share amounts)

	Quarter Ended
	June 30, 2005 GAAP	Proforma	June 30, 2006 (1)	GAAP

Revenues	$15,890	$16,302		$	$ 16,302
Cost of goods sold	(10,628)	(10,765)	(173)		(10,938)

Gross profit	5,262	5,537	(173)		5,364
Selling, general and
administrative expense	(5,395)	(4,962)	(14)		(4,976)
Operating income (loss)	(133)	575	(187)		388
Interest expense, net	(314)	(451)	258		(193)
Income (loss)
before income taxes	(447)	124	71		195
(Provision for) benefit
from income taxes	179	(51)	(27)		(78)
Net income (loss)	$(268)	$73	$44		$117

Earnings (loss) per share:
Basic:	$(0.03)	$0.01			$0.01
Diluted:	$(0.03)	$0.01			$0.01

	Six Months Ended
	June 30, 2005 GAAP	Proforma	June 30, 2006 (1)	GAAP

Revenues	$33,073	$32,341		$	$ 32,341
Cost of goods sold	(22,030)	(21,480)	(173)		(21,653)

Gross profit	11,043	10,861	(173)		10,688
Selling, general and
administrative expense	(10,754)	(10,088)	(14)		(10,102)
Operating income (loss)	289	773	(187)		586
Interest expense, net	(621)	(802)	258		(544)
Income (loss)
before income taxes	(332)	(29)	71		42
(Provision for) benefit
from income taxes	133	10	(27)		(17)
Net income (loss)	$(199)	$(19)	$44		$25

Earnings (loss) per share:
Basic:	$(0.02)	$(0.00)			$0.00
Diluted:	$(0.02)	$(0.00)			$0.00

(1)
Effect of sale/leaseback transaction. The adjustments reflect the decrease in depreciation and the increase in rent associated with the real estate and lower interest expense resulting from the pay off of approximately $13.9 million of mortgage and other debt with the sale proceeds.

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005.

Revenues.  Revenues were $16.3 million for the three-month period ended June 30, 2006, compared to $15.9 million for the three-month period ended June 30, 2005.

Gross Profit. In the second quarter of 2006, gross margin was 33% of sales, compared to 33% for the quarter ended June 30, 2005. The sale/leaseback penalized second quarter gross margin by 1%.

Selling, General And Administrative Expense.  SG&A expense was $5.0 million in the second quarter of 2006 as compared to $5.4 million in the same period of 2005.

Interest Expense.  Interest expense for the three-month period ended June 30, 2006 was $0.2 million, a decrease of $0.1 million over the three-month period ended June 30, 2005. The decrease was due to lower debt levels resulting from the sale/leaseback transaction offset partially by higher rates on remaining variable interest debt.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005.

Revenues.  Revenues were $32.3 million for the six-month period ended June 30, 2006, compared to $33.1 million for the six-month period ended June 30, 2005.

Gross Profit. In the first half of 2006, gross margin was 33% of sales, compared to 33% for the six-months ended June 30, 2005. The sale/leaseback penalized first half gross margin by 1%

Selling, General And Administrative Expenses. SG&A expense was $10.1 million in the first half of 2006 as compared to $10.8 million in the same period of 2005.

Interest Expense.  Interest expense for the six-month period ended June 30, 2006 was $0.5 million, a decrease of $0.1 million over the six-month period ended June 30, 2005 because of lower debt levels due to the March 29, 2006 sale/leaseback, offset somewhat by higher rates on variable interest debt prior to the sale/leaseback.

LIQUIDITY AND CAPITAL RESOURCES

On December 30, 2005, the Company entered a new $10 million term loan agreement. The term loan provides for interest at LIBOR (5.6% at June 30, 2006) plus 3.15% and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest. Proceeds of the loan were used to pay off our previously existing term loan.

In March 2006, the Company entered into a new credit agreement which provides up to $10 million of revolving credit. The two-year agreement provides for interest of LIBOR plus 1.85% for the first six months of the agreement, and thereafter either (i) prime minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing a new term loan as described above.

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for $13,946,000 resulting in a $1.2 million after tax gain. Additionally, we received $500,000 from the purchaser for improvements. In accordance with SFAS No. 28, Accounting for Sales with Leasebacks (“SFAS 28”), the gain and the improvement allowance will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance (approximately $13.9 million) were used to pay off the mortgage and other outstanding debt. In accordance with our agreement with the revolving credit lender, we prepaid $4 million of the term loan. As a result of the prepayment, monthly principal payments on the term loan were reduced by approximately $70,000 per month ($840,000 per year).

The following table summarizes the June 30, 2006 status of our revolving line of credit and term loans:

Revolving credit	$1,432,000
Current portion of term loan	1,158,000
Long-term portion of term loan	4,053,000
Total	6,643,000
Cash on hand	(31,000)
Net Debt	$6,612,000

Monthly and annual principal and interest payments due under the term debt are approximately $94,000 and $1.1 million, respectively, assuming no change in interest rates, down from $260,000 and $3,100,000, respectively, from the term loan in existence in 2005. Simultaneously, monthly and annual cash lease costs have increased by $93,000 and $1,111,000, respectively.

We expect that remaining amounts available under the new revolving credit arrangement, the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.5 - 3.5 million of capital expenditures for the next twelve months.

The acquisition of IVC was completed in July 2004 for $2.3 million in cash and $4.7 million in borrowings. The IVC purchase agreement also required payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if certain predetermined earnings levels (as defined) are met. In April 2005, $1 million was paid. $2 million was paid in 2006.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $44.8 million as of June 30, 2006.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of June 30, 2006 was $4.4 million. The Company did not record a valuation allowance against its deferred tax assets as of June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $6.6 million at June 30, 2006 under a term loan and revolving credit agreements. All debt was subject to a variable interest rate. The weighted average interest rate paid during the first half of 2006 was 7.6%. For variable rate debt outstanding at June 30, 2006, a .25% increase in interest rates will increase annual interest expense by approximately $17,000. Amounts outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%- 1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5%, and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 10, 2006, Digital Generation Systems, Inc. (“DG”) filed a claim in the District Court of Dallas County, Texas, alleging that the Company interfered with a contract between DG and Pathfire, Inc. (Pathfire), which contract provided that DG was granted exclusive use of Pathfire’s network for the distribution of advertising content. The DG/Pathfire exclusivity excluded the distribution of certain other types of content (other than advertising content) to be distributed by Pathfire for CBS/Viacom. The claim alleges that the Company was aware of the exclusivity provision during its negotiations with CBS Worldwide Distribution, CBS Broadcasting, Inc. (“CBS”), which resulted in a January 2006 contract between the Company and CBS (“CBS Contract”). Under the CBS Contract, the Company licensed advertising content distribution services from CBS, which services were to be performed utilizing Pathfire’s IP-Multicast Format Store & Forward technology. DG alleges that the Company’s knowledge of the exclusivity provision during the Company’s negotiations with CBS and the resulting use of Pathfire’s technology for distribution of ads caused damage to DG. The claim seeks unspecified actual and punitive damages and other costs of prosecution.

If DG is successful in its claim, the possibility exists that the Pathfire distribution technology will become unavailable to the Company, through which the Company currently distributes a portion of its commercial spots. If that occurs, the Company believes it has alternative means to fulfill customer needs.

The Company believes the complaint is without merit and will not have a material effect on the Company’s financial position. Regardless, CBS has agreed to indemnify the Company pursuant to the CBS contract to the extent permitted by law or otherwise.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 3, 2006 after a solicitation of proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the meeting, shareholders voted on: (i) the election of directors to hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified, and (ii) approval of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2006. The results of shareholder voting was as follows:

1.	Election of Directors

The following individuals were elected as directors:

Name	Votes For	Votes Withheld
Haig S. Bagerdjian	8,329,050	13,904
Robert A. Baker	8,316,628	26,326
Greggory J. Hutchins	8,246,012	96,942
Sam P. Bell	8,337,350	5,604
G. Samuel Oki	8,337,350	5,604

2.
The appointment by the Board of Directors of the Company of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 was ratified with 8,083,623 votes for the proposal, 255,611 votes against the proposal and 3,720 votes abstaining.

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

POINT.360

DATE: August 11, 2006	By:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)