Form 10-Q
period 2006-09-30
POINT 360
filed 2006-11-14
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to___________

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

Large accelerated filer __________	Accelerated Filer __________	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of September 30, 2006, there were 9,748,332 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
POINT.360
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2005	September 30, 2006
Current assets:
Cash and cash equivalents	$595,000	$-
Accounts receivable, net of allowances for doubtful
accounts of $563,000 and $708,000 (unaudited), respectively	12,662,000	13,270,000
Inventories	796,000	717,000
Prepaid expenses and other current assets	2,432,000	2,058,000
Deferred income taxes	828,000	828,000
Total current assets	17,313,000	16,873,000
Property and equipment, net	28,079,000	14,854,000
Other assets, net	593,000	1,456,000
Goodwill	29,474,000	29,474,000
Total assets	$75,459,000	$62,657,000
Current liabilities:
Accounts payable	$3,986,000	$3,540,000
Accrued wages and benefits	1,711,000	1,277,000
Accrued earn-out payments	2,000,000	-
Other accrued expenses	683,000	881,000
Income taxes payable	1,231,000	623,000
Borrowing under revolving line of credit	4,054,000	2,439,000
Current portion of borrowings under notes payable	2,310,000	1,158,000
Current portion of capital lease and other obligations	63,000	32,000
Current portion of deferred gain on sale of real estate	-	178,000
Total current liabilities	16,038,000	10,128,000
Deferred income taxes	6,121,000	6,121,000
Bank notes payable, less current portion	13,744,000	3,763,000
Capital lease and other oblications, less current portion	46,000	8,000
Deferred gain on sale of real estate, less current portion	-	2,407,000
Total long-term liabilities	19,911,000	12,299,000
Total liabilities	35,949,000	22,427,000
Contingencies (Note 5)	-	-
Shareholder' equity
Preferred stock - no par value; 5,000,000 authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 authorized; 9,368,857
and 9,748,332 (unaudited) shares issued and outstanding, respectively	17,971,000	18,601,000
Additional paid - in capital	1,159,000	1,159,000
Retained earnings	20,380,000	20,470,000
Total shareholders' equity	39,510,000	40,231,000
Total liabilities and shareholders' equity	$75,459,000	$62,657,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	$16,748,000	$15,313,000	$49,821,000	$47,654,000
Cost of services sold	(10,783,000)	(10,335,000)	(32,813,000)	(31,988,000)
Gross profit	5,965,000	4,978,000	17,008,000	15,666,000
Selling, general and administrative expense	(5,229,000)	(4,694,000)	(15,984,000)	(14,799,000)
Operating income (loss)	736,000	284,000	1,024,000	867,000
Interest expense, net	(379,000)	(147,000)	(999,000)	(688,000)
Income (loss) before income taxes	357,000	137,000	25,000	179,000
(Provision for) benefit from income taxes	(143,000)	(72,000)	(10,000)	(89,000)
Net income (loss)	$214,000	$65,000	$15,000	$90,000
Earnings(loss) per share:
Basic:
Net income (loss)	$0.02	$0.01	$-	$0.01
Weighted average number of shares	9,364,345	9,529,316	9,338,960	9,430,611
Diluted:
Net income (loss)	$0.02	$0.01	$-	$0.01
Weighted average number of shares
including the dilutive effect
of stock options	9,709,515	9,609,265	9,813,250	9,573,887

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$15,000	$90,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,652,000	4,132,000
Provision for doubtful accounts	71,000	145,000
Other non cash items	183,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(766,000)	(753,000)
Decrease in inventories	120,000	79,000
(Increase) decrease in prepaid expenses and
other current assets	(179,000)	375,000
(Increase) decrease in other assets	(68,000)	6,000
Increase (decrease) in accounts payable	(123,000)	(446,000)
(Decrease) in accrued expenses	(1,898,000)	(2,236,000)
Increase (Decrease) in income taxes	143,000	(608,000)
(Decrease) in deferred taxes	(780,000)	(870,000)
Increase in other current liabilities	-	33,000
Net cash provided by (used in) operating activities	1,370,000	(53,000)
Cash used in investing activities:
Capital expenditures	(1,688,000)	(2,248,000)
Proceeds from sale of Media Center real estate	-	13,893,000
Amount paid for acquisitions	(25,000)	-
Net cash used in investing activities	(1,713,000)	11,645,000
Cash flows provided by (used in) financing activities:
Exercise of stock options	55,000	630,000
Change in revolving credit agreement	1,666,000	(1,615,000)
Proceeds from bank note	1,007,000	-
Shares issued for an acquisition	(400,000)	-
Repayment of notes payable	(2,150,000)	(11,133,000)
Repayment of capital lease and other obligations	(72,000)	(69,000)
Net cash provided by (used in) financing activities	106,000	(12,187,000)
Net increase (decrease) in cash	(237,000)	(595,000)
Cash and cash equivalents at beginning of period	668,000	595,000
Cash and cash equivalents at end of period	$431,000	-
Supplemental disclosure of cash flow information -
Cash paid for:
Interest	$999,000	$657,000
Income tax	$866,000	$1,116,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2005.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

On December 30, 2005, the Company entered into a new $10 million term loan agreement. The term loan provides for interest at LIBOR (5.4% as of September 30, 2006) plus 3.15% and is secured by the Company’s equipment. The term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the term loan were used to repay a previously existing term loan. In March 2006, the Company prepaid $4 million of the term loan with proceeds from the sale of real estate (see Note 3). Monthly principal payments were subsequently reduced pro rata.

In January 2006, the due date of the then existing credit facility was extended to March 31, 2006. As of December 30, 2005, the Company did not meet certain financial covenants contained in the credit facility and received a compliance waiver from the bank.

In March 2006, the Company entered into a new credit agreement which provides up to $10 million of revolving credit. The two-year agreement provides for interest of LIBOR plus 1.85% for the first six months of the agreement, and thereafter at either (i) prime (8.25% as of September 30, 2006) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing the term loan. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in both the revolving and term loan agreements.

NOTE 3 - SALE OF REAL ESTATE

On March 29, 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.2 million after tax gain. Additionally, the Company received $0.5 million from the purchaser for improvements. In accordance with SFAS No. 28, Accounting for Sales with Leasebacks, the gain, related deferred taxes of $870,000 and improvement allowance will be amortized over the initial 15-year lease term as reduced rent. Such amounts are included in deferred gain on sale of real estate on the balance sheet. Net proceeds at the closing of the sale and the improvement advance (approximately $13.9 million) were used to pay off the mortgage and other outstanding debt. The lease provides for base rental payments during the initial 15-year term of $1,111,000 per year (aggregating $16,665,000 over 15 years) plus annual cost of living increases beginning in year six. There are four five-year renewal options. The lease is accounted for as an operating lease.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (Loss). Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the three and nine month periods ended September 30, 2006 included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). There were no outstanding uninvested share-based payment awards as of January 1, 2006. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for 2006 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2006, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur. In the pro-forma information provided under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our consolidated financial statements as of and for the three and nine-month periods ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense related to employee or director stock options recognized for the three and nine-month periods ended September 30, 2006 was $23,000 ($16,000 net of tax benefit) and $60,000 ($42,000 net of tax benefit), respectively.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the “safe harbor" provisions under SAB 107.

The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the company’s stock option plans for the three and nine-month periods ended September 30, 2005.  For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (Black-Scholes model) and amortized to expense over the options’ contractual term.

Net income (loss):	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
As reported	$214,000	$15,000
Deduct: Total stock-based employee
compensation expense determined
under fair value based method fo r
all awards, net of related tax effects	(61,000)	(158,000)
Pro forma	153,000	(143,000)
Basic earnings (loss) per share of
common stock:
As reported	$0.02	$-
Pro forma	$0.02	$(0.02)
Diluted earnings (loss) per share of
common stock:
As reported	$0.02	-
Pro forma	$0.02	$(0.01)

During the quarter ended September 30, 2006, the Company did not grant any stock-based awards to employees or non-employees. During the nine months ended September 30, 2006, the Company granted awards of stock options for 400,000 shares at an average market price of $2.25 per share. At September 30, 2006, there were options outstanding to acquire 2,485,000 shares at an average exercise price of $2.88 per share. The estimated fair value of all awards granted during the nine months ended September 30, 2006 was $397,000. The total fair value of options vested during 2006 was $60,000. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2006	2005	2006
Risk-free interest rate	3.54%	5.23%	3.02%	4.85%
Expected term (years)	5.00	5.00	5.00	5.00
Volatility	43%	42%	43%	42%
Expected annual dividends	0.00%	0.00%	0.00%	0.00%

At September 30, 2006, the Company had outstanding options under three stock options plans: the 1996 Stock Incentive Plan, the 2000 Nonqualified Stock Option Plan, and the 2005 Equity Incentive Plan. The 1996 and 2000 Plans were terminated in May 2005 upon shareholder approval of the 2005 Plan, except that outstanding options under the 1996 and 2000 Plans were not terminated. The 2005 Plan provides for the award of options to purchase up to 2,000,000 shares of common stock, as well as stock appreciation rights and restricted stock awards.

The following table summarizes the status of these plans as of September 30, 2006:

	1996 Plan	2000 Plan	2005 Plan
Options originally available	3,800,000	1,500,000	2,000,000
Stock options outstanding	1,314,000	632,000	539,000
Options available for grant	-	-	1,461,000

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

A summary of the status of stock options as of September 30, 2005 and 2006, and changes during the three and nine-month periods then ended, is as follows.

	2005		2006
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	2,352,947	$2.82	2,665,797	$2.79
Granted	5,000	$3.81	20,000	$2.40
Exercised	(4,400)	$2.47	(3,400)	$1.35
Canceled	(64,447)	$2.50	(7,303)	$2.73

Outstanding at March 31	2,289,100	$2.88	2,675,094	$2.78
Granted	501,400	$2.95	379,950	$2.25
Exercised	(12,000)	$1.93	(49,725)	$1.55
Canceled	(18,780)	$2.42	(110,503)	$3.22

Outstanding at June 30	2,759,720	$2.86	2,894,816	$2.73
Granted	-	-	-	-
Exercised	(11,325)	$1.81	(326,350)	$1.54
Canceled	(45,382)	$2.64	(83,515)	$2.90

Outstanding at September 30	2,703,013	$2.87	2,484,951	$2.88

As of September 30, 2006, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.3 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and September 30, 2006 was as follows:

As of December 31, 2005	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees - Outstanding	2,300,797	$2.69	3.33	$116,000
Employees - Expected to Vest	2,300,797	$2.69	3.33	$116,000
Employees - Exercisable	2,300,797	$2.69	3.33	$116,000

Non-Employees - Outstanding	365,000	$3.44	3.87	$1,000
Non-Employees - Expected to Vest	365,000	$3.44	3.87	$1,000
Non-Employees - Exercisable	365,000	$3.44	3.87	$1,000
As of September 30, 2006
Employees - Outstanding	2,119,951	$2.79	3.35	$16,000
Employees - Expected to Vest	2,082,956	$2.80	3.33	$16,000
Employees - Exercisable	1,750,501	$2.90	3.07	$16,000

Non-Employees - Outstanding	365,000	$3.44	3.52	-
Non-Employees - Expected to Vest	365,000	$3.44	3.52	-
Non-Employees - Exercisable	365,000	$3.44	3.52	-

Additional information with respect to outstanding options as of September 30, 2006 is as follows (shares in thousands):

Options Outstanding				Options Exercisable
Option Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.20 - $5.38	2,479,000	3.38 yrs.	$2.87	2,110,000	$2.98
$ 7.00 - $10.00	6,000	.41 yrs.	$7.00	6,000	$7.00

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

NOTE 6 - SHAREHOLDERS’ EQUITY

During the nine-month period ended September 30, 2006, the number of outstanding shares of the Company’s common stock increased by 379,475 shares due to the exercise of employee stock options for $571,000 in cash.

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, dependence on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant portions of the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A of Part II of this Form 10-Q, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

Statistical Analysis

The table below summarizes pro forma results for the three and nine-month periods ended September 30, 2005 and 2006, isolating the effects of the March 29, 2006 sale/leaseback transaction for the 2006 periods: (in thousands except per share amounts)

	Quarter Ended
	September 30, 2005	September 30, 2006
	GAAP	Pro forma	(1)	GAAP

Revenues	$16,748	$15,313	$-	$15,313
Cost of services	(10,783)	(10,162)	(173)	(10,335)
Gross profit	5,965	5,151	(173)	4,978
Selling, general and
administrative expense	(5,229)	(4,680)	(14)	(4,694)
Operating income	736	471	(187)	284
Interest expense, net	(379)	(413)	266	(147)
Income
before income taxes	357	58	79	137
Provision for
income taxes	(143)	(31)	(41)	(72)
Net income	$214	$27	$38	$65
Earnings per share:
Basic:	$0.02	$-	$0.01	$0.01
Diluted:	$0.02	$-	$0.01	$0.01

	Nine Months Ended
	September 30, 2005	September 30, 2006
	GAAP	Pro forma	(1)	GAAP
Revenues	$49,821	$47,654	$-	$47,654
Cost of services	(32,813)	(31,642)	(346)	(31,988)
Gross profit	17,008	16,012	(346)	15,666
Selling, general and
administrative expense	(15,984)	(14,771)	(28)	(14,799)
Operating income	1,024	1,241	(374)	867
Interest expense, net	(999)	(1,212)	524	(688)
Income
before income	25	29	150	179
Provision for
from income taxes	(10)	(14)	(75)	(89)
Net income	$15	$15	$75	$90
Earnings per share:
Basic:	$-	$-	$0.01	$0.01
Diluted:	$-	$-	$0.01	$0.01

(1)
Effect of sale/leaseback transaction. The adjustments reflect the decrease in depreciation and the increase in rent associated with the real estate and lower interest expense resulting from the pay off of approximately $13.9 million of mortgage and other debt with the sale proceeds.

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005.

Revenues. Revenues were $15.3 million for the three-month period ended September 30, 2006, compared to $16.7 million for the three-month period ended September 30, 2005. Revenues declined in 2006 due to a number of factors including: (i) price compression due to competition in post production and spot advertising distribution, (ii) consolidation among some customers that has resulted in less business being available to Point.360, and (iii) the continuing trend toward electronic distribution of commercial spots as opposed to physical duplication and distribution which results in lower revenues. Billings to customers for sending commercial spots physically, has declined to about 4.6% of sales in the third quarter of 2006 from 5.1% in the prior year period. These factors have been somewhat offset by acquiring new customers and adding new service offerings. We expect the negative trends to continue at a slower pace in the future, and we will continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In the third quarter of 2006, gross margin was 33 % of sales, compared to 36% for the quarter ended September 30, 2005. The sale/leaseback penalized third quarter gross margin by 1% of sales (i.e., lease costs increased $0.2 million in the 2006 quarter net of depreciation associated with the previously-owned facility). The impact of the sale/leaseback will be continuing. The remaining decrease in gross profit percentage is due to lower sales offset by declining wages and benefits. Gross margins have been historically higher as a percentage of sales for advertising related revenue as compared to post production, the latter requiring a larger investment in equipment (greater depreciation) and higher personnel costs when compared to duplication and distribution of advertising content. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $4.7 million (31% of sales) in the third quarter of 2006 as compared to $5.2 million (31% of sales) in the same period of 2005.

Interest Expense.  Interest expense for the three-month period ended September 30, 2006 was $0.1 million, a decrease of $0.2 million over the three-month period ended September 30, 2005. The decrease was due to lower debt levels resulting from the sale/leaseback transaction offset partially by higher rates on remaining variable interest debt.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Revenues. Revenues were $47.7 million for the nine-month period ended September 30, 2006, compared to $49.8 million for the nine-month period ended September 30, 2005. Revenues declined in 2006 due to a number of factors including: (i) price compression due to competition in post production and spot advertising distribution, (ii) consolidation among some customers that has resulted in less business being available to Point.360, and (iii) the continuing trend toward electronic distribution of commercial spots as opposed to physical duplication and distribution which results in lower revenues. Revenue from freight, the charge to customers for sending commercial spots physically, has declined to about 4.6% of sales in the third quarter of 2006 from 5.2% in the prior year period. These factors have been somewhat offset by acquiring new customers and adding new service offerings. We expect the negative trends to continue at a slower pace in the future, and we will continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In the first nine months of 2006, gross margin was 33 % of sales, compared to 34% for the same period last year. The sale/leaseback penalized third quarter gross margin by 1% of sales (i.e., lease costs increased $0.4 million in the 2006 period net of depreciation associated with the previously-owned facility). The impact of the sale/leaseback will be continuing. The remaining decrease in gross profit percentage is due to lower sales offset by declining wages and benefits. Gross margins have been historically higher as a percentage of sales for advertising related revenue as compared to post production, the latter requiring a greater investment in equipment (greater depreciation) and higher personnel costs when compared to duplication and distribution of advertising content. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $14.8 million (31% of sales) in the first nine months of 2006 as compared to $16.0 million (32% of sales) in the same period of 2005.

Interest Expense.  Interest expense for the nine-month period ended September 30, 2006 was $0.7 million, a decrease of $0.3 million over the nine-month period ended September 30, 2005. The decrease was due to lower debt levels resulting from the sale/leaseback transaction offset partially by higher rates on remaining variable interest debt.

LIQUIDITY AND CAPITAL RESOURCES

On December 30, 2005, the Company entered a new $10 million term loan agreement. The term loan provides for interest at LIBOR (5.4% at September 30, 2006) plus 3.15% and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest. Proceeds of the loan were used to pay off our previously existing term loan.

In March 2006, the Company entered into a new credit agreement which provides up to $10 million of revolving credit. The two-year agreement provides for interest of LIBOR plus 1.85% for the first six months of the agreement, and thereafter either (i) prime (8.25% at September 30, 2006) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing a new term loan as described above.

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

The following table summarizes the September 30, 2006 status of our revolving line of credit and term loans:

Revolving credit	$2,439,000
Current portion of term loan	1,158,000
Long-term portion of term loan	3,763,000
Total	$7,360,000

Monthly and annual principal and interest payments due under the term debt are approximately $94,000 and $1.1 million, respectively, assuming no change in interest rates, down from $260,000 and $3,100,000, respectively, from the term loan in existence in 2005. Simultaneously, monthly and annual cash lease costs have increased by $93,000 and $1,111,000, respectively.

Cash generated by operating activities is directly dependent upon sales levels and gross margins achieved. We generally receive payments from customers in 50-90 days after services are performed. The larger payroll and freight components of cost of sales must be paid currently and within 30 days, respectively. Payment terms of other liabilities vary by vendor and type. Income taxes must be paid quarterly. Fluctuations in sales levels will generally affect cash flow negatively or positively in early periods of growth or contraction, respectively, because of operating cash receipt/payment timing. Other investing and financing cash flows also affect cash availability.

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

We will continue to consider the acquisition of businesses complementary to our current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing term loans. Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

Valuation of long-lived and intangible assets. Long-lived assets, consisting primarily of property, plant and equipment and intangibles (consisting only of goodwill), comprise a significant portion of the Company's total assets. Long-lived assets, including goodwill are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale. Fair value was estimated by independent appraisals and other valuation techniques.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets, and goodwill amounted to approximately $45.8 million as of September 30, 2006.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, we ceased to amortize approximately $26.3 million of goodwill beginning in 2002. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002, and the Fiscal 2002, 2003, 2004 and 2005 tests performed as of September 30, 2002, 2003, 2004 and 2005, respectively, required no goodwill impairment. An additional test was performed as of December 31, 2005 which required no impairment. The discounted cash flow method used to evaluate goodwill impairment included cash flow estimates for 2006 and subsequent years. In the 2006 test performed as of September 30, 2006, we determined the fair value of the enterprise using independent appraisals and other valuation techniques, and there was no impairment indicated. If future appraisals or future performance are affected by the factors cited above, resulting potential impairment could adversely affect the reported goodwill asset value and earnings.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of September 30, 2006 was $6.1 million. The Company did not record a valuation allowance against its deferred tax assets as of September 30, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $7.4 million at September 30, 2006 under a term loan and revolving credit agreements. All debt was subject to a variable interest rate. The weighted average interest rate paid during the first nine months of 2006 was 7.7%. For variable rate debt outstanding at September 30, 2006, a .25% increase in interest rates will increase annual interest expense by approximately $18,000. Amounts outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%- 1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5%, and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

POINT.360

DATE: November 14, 2006	By:	/s/ Alan R. Steel
Alan R. Steel Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)