Form 10-K
period 2006-12-31
POINT 360
filed 2007-02-28
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐           Accelerated filer   ☐     Non-accelerated filer  ☒

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $11 million. As of February 14, 2007, there were 9,977,407 shares of Common Stock outstanding.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Recent history of losses.

•	Prior breach and changes in credit agreements and ongoing liquidity.

•	Our highly competitive marketplace.

•	The risks associated with dependence upon significant customers.

•	Our ability to execute our expansion strategy.

•	The uncertain ability to manage in a changing environment.

•	Our dependence upon and our ability to adapt to technological developments.

•	Dependence on key personnel.

•	Our ability to maintain and improve service quality.

•	Fluctuation in quarterly operating results and seasonality in certain of our markets.

•	Possible significant influence over corporate affairs by significant shareholders.

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

Since January 1, 1997, the Company has successfully completed acquisitions of companies providing similar services. The Company will continue to evaluate acquisition opportunities to enhance its operations and profitability. As a result of these acquisitions, the Company is one of the largest and most diversified providers of technical and distribution services in its markets, and therefore is able to offer its customers a single source for such services at prices that reflect the Company’s scale economies.

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

Film-To-Digital Transfer. Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a digital video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. The Company transfers film to digital formats using Spirit, URSA and Cintel MK-3 telecine equipment and DaVinci® digital color correction systems. The remastering of studio film and television libraries to the HDTV broadcast standard has become a growing portion of the Company's film transfer business, as well as affiliated services such as foreign language mastering, duplication and distribution.

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

Broadcast Encoding. The Company provides encoding services for tracking broadcast airplay of spots or television programming. Using a process called VEIL encoding; a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from standard television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted air time. The Company provides VEIL encoding services for a number of its motion picture studio clients to enable them to customize their promotional material. The Company also provides ICE encoding services which enable it to place codes within the audio portion of a video, thereby enhancing the overall quality of the encoded video.

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

Foreign Language Mastering. Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing. The Company provides dubbed language versioning with an audio layback and conform service that supports various audio and videotape formats to create an international language-specific master videotape. One of the Company's Burbank facilities also creates music and effects tracks from programming shot before an audience to prepare television sitcoms for dialog recording and international distribution.

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

Archival Services. The Company currently stores approximately one million videotape and film elements in a protected environment. The storage and handling of videotape and film elements require specialized security and environmental control procedures. The Company performs secure management archival services in all of its operating facilities as well as its state-of-the-art Media Center in Los Angeles. The Company offers on-line access to archival information for advertising clients, and may offer this service to other clients in the future.

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

DVD Authoring. The Company believes that there are significant opportunities in the DVD authoring market. With the increasing rate of conversion of existing analog libraries, as well as new content being mastered to digital formats, we believe that the Company has positioned itself well to provide value-added services to new and existing clients. The Company has made capital investments to expand and upgrade its current DVD and digital compression operations in anticipation of the increasing demand for DVD and video encoding services.

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

Customers

Since its inception in 1990, the Company has added customers through acquisitions and by delivering a favorable mix of reliability, timeliness, quality and price. The integration of the Company's regional facilities has given its customers a time advantage in the ability to deliver broadcast quality material. The Company markets its services to major and independent motion picture and television production companies, advertising agencies, television program suppliers and, on a more limited basis, national television networks, infomercial providers, local television stations, television program syndicators, corporations and educational institutions. The Company's motion picture clients include Disney, Sony Pictures Entertainment, Twentieth Century Fox, Universal Studios, Warner Bros., Metro-Goldwyn-Mayer and Paramount Pictures. The Company's advertising agency customers include TBWA/Chiat Day, Young & Rubicam and Saatchi & Saatchi.

The Company solicits the motion picture and television industries, advertisers and their agencies to generate revenues. In the year ended December 31, 2006, ten major motion picture studios and advertising agencies accounted for approximately 51% of the Company's revenues, while sales to Twentieth Century Fox and affiliates comprised 24% of 2006 revenues. Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

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

The Company has a sales and customer service staff of approximately 75 people, at least one member of which is available 24 hours a day. This staff serves as a single point of problem resolution and supports not only the Company's customers, but also the television stations and cable systems to which the Company delivers.

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

The principal competitive factors affecting this market are reliability, timeliness, quality and price. The Company competes with a variety of duplication and distribution firms, certain post-production companies and, to a lesser extent, the in-house operations of major motion picture studios and ad agencies. Some of these competitors have long-standing ties to clients that will be difficult for the Company to change. Several companies have systems for delivering video content electronically. Moreover, some of these firms, such as Vyvx (a unit of Level 3 Communications, Inc.), DG FastChannel, Inc., Liberty Media Inc. (formerly Ascent Media Group, Inc.) and other post-production companies may have greater financial, operational and marketing resources, and may have achieved a higher level of brand recognition than the Company. As a result, there is no assurance that the Company will be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality, price or otherwise.

Employees

The Company had 440 full-time employees as of December 31, 2006. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

We have a recent history of losses, and we may incur losses in the future. The Company reported losses in each of the five fiscal quarters ended December 31, 2001 and in some quarters thereafter due, in part, to lower gross margins and lower sales levels and a number of unusual charges. Although we achieved profitability in Fiscal 2000 and prior years, as well as in most fiscal quarters between March 31, 2002 and December 31, 2006, there can be no assurance as to future profitability on a quarterly or annual basis.

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

In July and August 2004, the credit agreement was amended in connection with the acquisition of International Video Conversion, Inc. (“IVC”) to increase the amounts that can be borrowed under the revolving and term loan portions of the arrangement. Approximately $4.7 million was borrowed to consummate the transaction. Also, in August 2004, we borrowed $6,435,000 to purchase land and a building to house our Los Angeles area media storage capability.

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

In March 2006, we entered a new revolving credit agreement providing for borrowing up to $10 million (based on qualified accounts receivable) for a two-year period. Additionally, we sold and leased back our Media Center facility which reduced mortgage debt by $6.0 million and generated approximately $8.0 million for other debt reduction and general corporate purposes. The resulting annual lease payments are approximately $1,100,000 as compared to $687,000 of previously scheduled mortgage debt service (principal and interest) and approximately $600,000 of annual interest cost on other debt repaid with the sale proceeds.

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

We would be adversely affected by the loss of key customers. Although we have an active client list of over 2,500 customers, ten motion picture studios and advertising agencies and/or their affiliates accounted for approximately 51%, 47% and 38% of the Company’s revenues in 2006, 2005 and 2004, respectively. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment and advertising industries, the financial condition, results of operations and prospects of the Company could also be adversely affected by an adverse change in conditions which impact those industries.

Our expansion strategy may fail. Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business. Even though we have completed a number of acquisitions in the past, the most recent of which was in November 2005, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems.

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

Our controlling shareholders may cause our company to be operated in a manner that is not in the best interests of other shareholders. The Company’s Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owned approximately 29% of the Company’s common stock as of December 31, 2006. The ex-spouse of R. Luke Stefanko, the Company’s former President and Chief Executive Officer, owned approximately 13% of the common stock on that date. In January 2007, Mr. Bagerdjian and Mr. Stefanko entered into an 18-month agreement giving Mr. Bagerdjian Ms. Stefanko’s proxy regarding proposals for change in control (as defined) of the Company. DG FastChannel, Inc., a competitor, owned approximately 15% of the common stock on December 31, 2006. By virtue of their stock ownership, Ms. Stefanko, DG and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (i) the election of the board of directors, (ii) amendments to the Company’s Restated Articles of Incorporation and (iii) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The Company currently leases 11 facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2008 to 2021. The following table sets forth the location and approximate square footage of the Company's properties as of December 31, 2006:

Square Footage
Hollywood, CA.	31,000
Hollywood, CA.	13,400
Hollywood, CA.	13,000
Burbank, CA.	32,000
Burbank, CA.	45,500
Los Angeles, CA.	64,600
Los Angeles, CA.	13,400
San Francisco, CA.	9,500
Chicago, IL.	13,200
New York, NY.	9,000
Dallas, TX.	11,300

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

	Common Stock
	Low	High
Year Ended December 31, 2005
First Quarter	$3.21	$3.95
Second Quarter	2.76	3.50
Third Quarter	2.21	3.21
Fourth Quarter	1.65	2.25
Year Ended December 31, 2006
First Quarter	$1.85	$2.70
Second Quarter	1.98	2.70
Third Quarter	1.74	2.40
Fourth Quarter	1.64	3.59

On February 14, 2007, the closing sale price of the Common Stock as reported on the NNM was $3.36 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

Dividends

The Company did not pay dividends on its Common Stock during the years ended December 31, 2005 or 2006. The Company’s ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the year ended December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as they relate to each of the years 2002 to 2006, have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended December 31,
	2002	2003	2004	2005	2006
Statement of Income Data
Revenues	$68,419	$64,900	$63,344	$66,199	$64,218
Cost of services sold	(42,172)	(39,670)	(40,519)	(43,167)	(43,071)
Gross profit	26,247	25,230	22,825	23,032	21,147
Selling, general and administrative expense	(18,977)	(17,479)	(18,936)	(21,424)	(20,037)
Write-off of deferred acquisition and financing costs	-	(1,043)	(1,050)	-	-
Operating income	7,270	6,708	2,839	1,608	1,110
Interest expense, net	(2,528)	(2,056)	(811)	(1,524)	(846)
Derivative fair value change (2)	82	611	-	-	-
Provision for income tax	(2,007)	(2,114)	(781)	(70)	(188)
Net income	$2,817	$3,149	$1,247	$14	$76
Earnings per share:
Basic	$0.31	$0.35	$0.14	$0.00	$0.01
Diluted	$0.30	$0.33	$0.13	$0.00	$0.01
Weighted average common shares outstanding:
Basic	9,013	9,067	9,197	9,347	9,511
Diluted	9,377	9,555	9,671	9,714	9,615

	Year Ended December 31,
	2002	2003	2004	2005	2006
Other Data			(3)		(4)
EBITDA(1)	$12,690	$12,818	$8,715	$7,659	$6,650
Cash flows provided by operating activities	10,381	10,480	6,814	6,407	2,362
Cash flows used in investing activities	(3,485)	(1,599)	(8,426)	(4,412)	10,908
Cash flows provided by (used in) financing activities	(5,282)	(7,047)	(4,926)	(2,068)	(14,127)
Capital expenditures	1,949	1,237	5,307	2,202	2,635
Selected Balance Sheet Data
Cash and cash equivalents	$5,372	$7,206	$668	$595	$-
Working capital	8,185	3,663	(119)	1,275	3,721
Property and equipment, net	19,965	15,751	31,451	28,079	14,138
Total assets	70,080	64,744	76,647	75,459	62,956
Borrowings under revolving credit agreements	-	-	4,323	4,054	3,007
Current portion of notes payable	-	-	2,849	2,310	1,174
Long-term debt, net of current portion	18,065	6,762	14,494	13,744	3,474
Shareholders' equity	34,512	37,368	38,944	39,510	40,021

(1)
EBITDA is defined herein as earnings before interest, taxes, depreciation and amortization. Interest, taxes, depreciation and amortization are annual recurring costs for the Company. EBITDA represents a performance measure before deducting interest which can vary depending upon debt levels, taxes which can affect net income depending upon effective tax rates from year to year, and depreciation and amortization expenses which do not require a cash outlay. Management uses EBITDA (i) to measure the Company’s performance as compared to its competitors which also disclose EBITDA, (ii) as the principle performance criteria for banks and financial institutions as the basis for covenant compliance calculations, and (iii) to compare performance among the Company’s facilities. EBITDA is also a common performance measurement used to determine the possible contributions to earnings of acquisition candidates. EBITDA is not a performance measure in accordance with Generally Accepted Accounting Principles (“GAAP”) and is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance. The Company’s determination of EBITDA may not be comparable to other similarly titled measures of other companies. Using EBITDA as a performance measure may lead to erroneous conclusions as to the Company’s net income, the most directly comparable GAAP measure. A reader of the financial statements should concentrate on computation net income shown in accordance with GAAP, while using the EBITDA reconciliation to net income shown below as supplemental disclosure.

Computation of EBITDA (in thousands):

	2002	2003	2004	2005	2006
Net income (loss)	$2,817	$3,149	$1,247	$14	$76
Add back:
Interest	2,528	2,056	811	1,524	846
Income taxes	2,007	2,114	781	70	188
Depreciation & Amortization	5,338	5,499	5,876	6,051	5,540
EBITDA	$12,690	$12,818	$8,715	$7,659	$6,650

(2)
In November 2000, the Company entered into an interest rate swap contract to economically hedge its floating debt rate. Under the terms of the contract, the notional amount is $15,000,000, whereby the Company received LIBOR and paid a fixed 6.50% rate of interest for three years. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), required that the interest rate swap contract be recorded at fair value upon adoption of FAS 133 by recording (i) a cumulative-effect type adjustment at January 1, 2001 equal to the fair value of the interest rate swap contract on that date, (ii) amortizing the cumulative-effect type adjustment over the life of the derivative contract, and (iii) a charge or credit to income in the amount of the difference between the fair value of the interest rate swap contract at the beginning and end of such year. The effect of adopting FAS 133 was to record a cumulative effect type adjustment by charging Accumulated Other Comprehensive Income (a component of shareholders’ equity $247,000 (net of $62,000 tax benefit), crediting Derivative Valuation Liability by $309,000 gross cumulative effect adjustment and charging Deferred Income Taxes $62,000. The change in the derivative fair value during the year ($186,000 and $701,000 in 2002 and 2003, respectively) and the amortization of the cumulative effect adjustment (($104,000) and ($90,000) in 2002 and 2003 respectively) were recorded as a charge to Derivative Fair Value Change.

(3)	On July 1, 2004, the Company acquired International Video Conversions, Inc. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

(4)	On March 29, 2006, the Company sold and leased back its Media Center facility. Proceeds were used to repay debt. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant portions of the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A of this Form 10-K, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

We operate in a highly competitive environment in which customers desire a broad range of service at a reasonable price. There are many competitors offering some or all of the services provided by the Company. Additionally, some of our customers are large studios, which also have in-house capabilities that may influence the amount for the foreseeable future like Point.360. We attract and retain customers by maintaining a high service level at reasonable prices.

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

During 2004, we completed the acquisition of IVC and settled all disputes related to a proposed acquisition of three subsidiaries of Alliance Atlantis Communications, Inc. (“Alliance”). In 2006, we completed a sale/leaseback transaction of our Media Center facility.

The following table sets forth the amount and percentage relationship to revenues of certain items included within the Company's Consolidated Statement of Income for the years ended December 31, 2004, 2005 and 2006. The commentary below is based on these financial statements (in thousands).

	Year Ended December 31
	2004		2005		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$63,344	100.0%	$66,199	100.0%	$64,218	100.0%
Costs of services sold	(40,519)	(64.0)	(43,167)	(65.2)	(43,071)	(67.1)
Gross profit	22,825	36.0	23,032	34.8	21,147	32.9
Selling, general and administrative expense	(18,936)	(29.9)	(21,424)	(32.4)	(20,038)	(31.2)
Write-off of deferred acquisition and financing costs	(1,050)	(1.6)	-	-	-	-
Operating income	2,839	4.5	1,608	2.4	1,110	1.7
Interest expense, net	(811)	(1.3)	(1,524)	(2.3)	(846)	(1.3)
(Provision for) benefit from income taxes	(781)	(1.2)	(70)	(0.1)	(188)	(0.3)
Net income (loss)	$1,247	2.0%	$14	0.0%	$76	0.1%

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005.

Revenues. Revenues were $64.2 million for the year ended December 31, 2006, compared to $66.2 million for the year ended December 31, 2005. Revenues declined in 2006 due to a number of factors including: (i) price compression due to competition in post production and spot advertising distribution, (ii) consolidation among some customers that has resulted in less business being available to Point.360, and (iii) the continuing trend toward electronic distribution of commercial spots as opposed to physical duplication and distribution which results in lower revenues. Revenue from freight, the charge to customers for sending commercial spots physically, declined to about 4.5% of sales in 2006 from 5.0% in the prior year. These factors have been somewhat offset by acquiring new customers and adding new service offerings. We expect the negative trends to continue at a slower pace in the future, and we will continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In 2006, gross margin was 33% of sales, compared to 35% for last year. The sale/leaseback penalized gross margin by 1% of sales (i.e., lease costs increased $0.6 million in the 2006 period net of depreciation associated with the previously-owned facility). The impact of the sale/leaseback will be continuing. The remaining decrease in gross profit percentage is due to lower sales offset by declining wages and benefits. Gross margins have been historically higher as a percentage of sales for advertising related revenue as compared to post production, the latter requiring a greater investment in equipment (greater depreciation) and higher personnel costs when compared to duplication and distribution of advertising content. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $20.0 million (31% of sales) in 2006 as compared to $21.4 million (32% of sales) in 2005.

Operating Income. Operating income decreased $0.5 million to $1.1 million in 2006, compared to $1.6 million in 2005.

Interest Expense. Interest expense for 2006 was $0.9 million, a decrease of $0.7 million from 2005. The decrease was due to lower debt levels resulting from the sale/leaseback transaction offset partially by higher rates on remaining variable interest debt.

Net Income. Net income for 2006 was $0.1 million compared to $0.0 million in 2006.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004.

Revenues. Revenues increased $2.9 million to $66.2 million for the year ended December 31, 2005, compared to $63.3 million in 2004. A $5.8 million increase is due to the inclusion of IVC for the entire fiscal year as opposed to six months in 2004 (IVC was acquired on July 1, 2004). Without IVC sales for the first six months of 2005, twelve month 2005 sales declined $2.9 million to $60.4 million as compared to 2004. The decline is due to lower spot advertising revenues as customer’s switched to electronic from physical distribution. Revenues for physical distribution of tapes containing commercial spot advertising include tape stock and freight. Revenue from freight, the charge to customers for sending commercial spots physically, declined to about 5.0% of sales in 2005 from 5.6% in the prior year. In electronic distribution, sales consist of only the electronic fee for distributing the advertisement.

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

On December 30, 2006, the Company entered a new $10 million term loan agreement. The term loan provides for interest at LIBOR (5.37% at December 31, 2006) plus 3.15%, or 8.52% at December 31, 2006, and is secured by the Company’s equipment. The term loan was to be repaid in 60 equal principal payments plus interest. Proceeds of the loans were used to pay off our previously existing term loan.

In March 2006, the Company entered into a new credit agreement which provides up to $10 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of LIBOR plus 1.85% for the first six months of the agreement, and thereafter either (i) prime (8.25% at December 31, 2006) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 7.25% or 7.07%, respectively, at December 31, 2006. The facility is secured by all of the Company’s assets, except for equipment securing a new term loan as described above.

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for $13,946,000 resulting in a $1.2 million after tax gain. Additionally, we received $500,000 from the purchaser for improvements. In accordance with SFAS No.28. “Accounting for Sales with Leasebacks” (“SFAS28”), the gain and the improvement allowance will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance (approximately $13.9 million) were used to pay off the mortgage and other outstanding debt. In accordance with our agreement with the revolving credit lender, we prepaid $4 million of the term loan. As a result of the prepayment, monthly principal payments on the term loan were reduced by approximately $70,000 per month (840,000 per year).

The following table summarizes the December 31, 2006 status of our revolving line of credit and term loans:

Revolving credit	$3,006,000
Current portion of term loan	1,174,000
Long-term portion of term loan	3,474,000
Total	$7,654,000

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

The bank revolving credit agreement requires us to maintain a minimum “quick ratio” and a minimum “fixed charge coverage ratio.” Our quick ratio (current assets less current liabilities) was 1.13 as of December 31, 2006 as compared to a minimum requirement of 0.70 (increasing to .80 on March 31, 2007). Our fixed charge coverage ratio compares, on a rolling twelve-month basis, EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. As of December 31, 2006, the fixed charge coverage ratio was 1.55 as compared to a minimum requirement of 1.10. If we fail to meet minimum covenant levels, amounts outstanding under the credit agreement and, by cross default provisions, the term loan will become due and payable.

We expect that remaining amounts available under the revolving credit arrangement (approximately $9,100,000 at December 31, 2006), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.5 - 3.5 million of capital expenditures for the next twelve months.

The acquisition of IVC was completed in July 2004 for $2.3 million in cash and $4.7 million in borrowings. The IVC purchase agreement also required payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if certain predetermined earnings levels (as defined) are met. In April 2005, $1 million was paid. $2 million was paid in 2006. $2 million will be paid in 2007.

The following table summarizes contractual obligations as of December 31, 2006 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Obligations	$4,632,000	$1,158,000	$2,316,000	$1,158,000	$-
Capital Lease Obligations	16,000	16,000	-	-	-
Operating Lease Obligations	31,870,000	5,054,000	8,177,000	5,298,000	13,341,000
Total	$36,518,000	$6,228,000	$10,493,000	$6,456,000	$13,341,000

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, valuation of long-lived assets, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We have made critical estimates in the following areas:

Revenues. We perform a multitude of services for our clients, including film-to-tape transfer, video and audio editing, standards conversions, adding effects, duplication, distribution, etc. A customer orders one or more of these services with respect to an element (commercial spot, movie, trailer, electronic press kit, etc.) The sum total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed). Occasionally, a major studio will request that package services be performed on multiple elements. Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element.

Allowance for doubtful accounts. We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances as a charge to selling, general and administrative expenses based on estimates related to the following factors: i) customer specific allowance; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

Valuation of long-lived and intangible assets. Long-lived assets, consisting primarily of property, plant and equipment and intangibles (consisting only of goodwill), comprise a significant portion of the Company’s total assets. Long-lived assets, including goodwill are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale. Fair value was estimated by independent appraisals and other valuation techniques.

Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	Significant negative industry or economic trends

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $45.6 million as of December 31, 2006.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, we ceased to amortize approximately $26.3 million of goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002 and the Fiscal 2002 to 2006 tests performed as of September 30 of each year required no goodwill impairment. In the 2006 test performed as of September 30, 2006, we determined the fair value of the enterprise using independent appraisals and other valuation techniques. If future appraisals or future performances are affected by the factors cited above, resulting potential impairment could adversely affect the reported goodwill asset value and earnings.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of December 31, 2006 was $5.2 million. The Company did not record a valuation allowance against its deferred tax assets as of December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company expects to adopt FIN 48 in the first quarter of 2007 and is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $7.6 million at December 31, 2006 under term loan and revolving credit agreements. All debt was subject to a variable interest rate. The weighted average interest rate paid during 2006 was 7.8%. For variable rate debt outstanding at December 31, 2006, a .25% increase in interest rates will increase annual interest expense by approximately $19,000. Amounts outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%-1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5% and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	21

Financial Statements:

Consolidated Balance Sheets -
December 31, 2005 and 2006	22

Consolidated Statements of Income -
Fiscal Years Ended December 31, 2004, 2005 and 2006	23

Consolidated Statements of Shareholders’ Equity -
Fiscal Years Ended December 31, 2004, 2005 and 2006	24

Consolidated Statements of Cash Flows -
Fiscal Years Ended December 31, 2004, 2005 and 2006	25

Notes to Consolidated Financial Statements	26

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	41

Consent of Independent Registered Public Accounting Firm	47

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Point.360
Burbank, California

We have audited the accompanying consolidated balance sheets of Point.360 and subsidiary (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point.360 and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Singer Lewak Greenbaum & Goldstein LLP (signed)
Los Angeles, California
February 28, 2007

Point.360
Consolidated Balance Sheets

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$595,000	$-
Accounts receivable, net of allowances for doubtful accounts of $563,000 and $783,000,
respectively	12,662,000	14,786,000
Inventories, net	796,000	750,000
Prepaid expenses and other current assets	2,432,000	570,000
Deferred income taxes	828,000	683,000
Total current assets	17,313,000	16,789,000

Property and equipment, net (Note 4)	28,079,000	14,138,000
Other assets, net	593,000	555,000
Goodwill (Note 3)	29,474,000	31,474,000
Total assets	$75,459,000	$62,956,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,986,000	$4,259,000
Accrued wages and benefits	1,711,000	1,861,000
Accrued earn-out payments	2,000,000	2,000,000
Other accrued expenses	683,000	466,000
Income tax payable	1,231,000	123,000
Borrowings under revolving credit agreement (Notes 6)	4,054,000	3,007,000
Current portion of borrowings under notes payable	2,310,000	1,158,000
Current portion of capital lease obligations (Note 6)	63,000	16,000
Current portion of deferred gain on sale of real estate	-	178,000

Total current liabilities	16,038,000	13,068,000

Deferred income taxes	6,121,000	4,030,000
Notes payable, less current portion (Note 6)	13,744,000	3,474,000
Capital lease and other obligations, less current portion (Note 6)	46,000	-
Deferred gain on sale of real estate, less current portion	-	2,363,000

Total long-term liabilities	19,911,000	9,867,000

Total liabilities	35,949,000	22,935,000

Commitments and contingencies (Note 8)	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 shares authorized; 9,368,857 and 9,749,582
shares issued and outstanding, respectively	17,971,000	18,488,000
Additional paid-in capital	1,159,000	1,077,000
Retained earnings	20,380,000	20,456,000
Total shareholders’ equity	39,510,000	40,021,000

Total liabilities and shareholders’ equity	$75,459,000	$62,956,000

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Income

	Year Ended December 31,
	2004	2005	2006
Revenues	$63,344,000	$66,199,000	$64,218,000
Cost of services sold	(40,519,000)	(43,167,000)	(43,071,000)

Gross profit	22,825,000	23,032,000	21,147,000

Selling, general and administrative expense	(18,936,000)	(21,424,000)	(20,037,000)
Write-off of deferred acquisition and financing costs (Note 3)	(1,050,000)	-	-

Operating income	2,839,000	1,608,000	1,110,000
Interest expense (net)	(811,000)	(1,524,000)	(846,000)

Income before income taxes	2,028,000	84,000	264,000
Provision for income taxes	(781,000)	(70,000)	(188,000)

Net income	$1,247,000	$14,000	$76,000

Earnings per share:
Basic:
Net income	$0.14	$0.00	$0.01
Weighted average number of shares	9,196,620	9,346,533	9,511,006
Diluted:
Net income	$0.13	$0.00	$0.01
Weighted average number of shares including the dilutive effect of
stock options	9,671,395	9,713,811	9,615,431

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Shareholders’ Equity
(in thousands except for share amounts)

			Additional Paid-in	Retained	Share-holders
	Shares	Amount	Capital	Earnings	Equity

Balance on December 31, 2003	9,134,559	$17,625	$624	$19,119	$37,368

Net income	-	-	-	1,247	1,247
Shares issued in connection with exercise of stock options	101,573	278	-	-	278
Tax effect of options exercised	-	-	51	-	51
Balance on December 31, 2004	9,236,132	17,903	675	20,366	38,944

Net income	-	-	-	14	14
Shares issued in connection with purchase of equipment (Note 3)	105,000	-	484	-	484
Shares issued in connection with exercise of stock options	27,725	68	-	-	68
Balance on December 31, 2005	9,368,857	17,971	1,159	20,380	39,510

Net income	-	-	-	76	76
Shares issued in connection with
exercise of stock options	380,725	517	-	-	517
Incentive - based option expense	-	-	140	-	140
Cash paid in conjunction with acquisition	-	-	(222)	-	(222)
Balance on December 31, 2006	$9,749,582	$18,488	$1,077	$20,456	$40,021

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$1,247,000	$14,000	$76,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,876,000	6,051,000	5,540,000
Provision for (recovery of) doubtful accounts	(48,000)	32,000	220,000
Deferred income taxes	(324,000)	815,000	(1,946,000)
Other noncash items	(242,000)	-	-

Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	(1,146,000)	(226,000)	(2,344,000)
(Increase) decrease in inventories	(18,000)	136,000	47,000
(Increase) in prepaid expenses and other current assets	(732,000)	(645,000)	1,863,000
(Increase) decrease in other assets	606,000	149,000	37,000
(Decrease) increase in accounts payable	996,000	(912,000)	273,000
Increase (decrease) in accrued expenses	(340,000)	394,000	(67,000)
Increase in income taxes payable (receivable), net	939,000	83,000	(1,108,000)
Increase in other current liabilities	-	-	33,000
Net cash and cash equivalents provided by operating activities	6,814,000	5,891,000	2,624,000

Cash flows from investing activities:
Capital expenditures	(5,307,000)	(2,355,000)	(2,635,000)
Proceeds from sale of Media Center real estate	-	-	13,543,000
Proceeds from sale of equipment	40,000	-	-
Net cash paid for acquisitions	(1,094,000)	(2,025,000)	-
Net cash paid for acquisition of building	(2,065,000)	-	-
Net cash and cash equivalents used in investing activities	(8,426,000)	(4,380,000)	10,908,000

Cash flows from financing activities:
Change in revolving credit agreement	4,323,000	(269,000)	(1,047,000)
Proceeds from bank note for new loan	8,000,000	266,000	-
Change in note payable	182,000	-	-
Proceeds from exercise of stock options	329,000	68,000	657,000
Cash issued for an acquisition	-	-	(2,222,000)
Repayment of notes payable	(17,657,000)	(1,555,000)	(11,422,000)
Repayment of capital lease obligations	(103,000)	(94,000)	(93,000)
Net cash and cash equivalents used in financing activities	(4,926,000)	(1,584,000)	(14,127,000)

Net increase in cash and cash equivalents	(6,538,000)	(73,000)	(595,000)
Cash and cash equivalents at beginning of year	7,206,000	668,000	595,000
Cash and cash equivalents at end of year	$668,000	$595,000	$-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and one subsidiary, International Video Conversions, Inc. (“IVC”), a California corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios and advertising agencies in any particular reporting period. Our ten largest studio and advertising agency customers represented 52% and 62% of accounts receivable at December 31, 2005 and December 31, 2006, respectively. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The ten largest studio and advertising agency customers accounted for 38%, 47% and 51% of net sales for the years ended December 31, 2004, 2005 and 2006, respectively. Twentieth Century Fox (and affiliates) was the only customer, which accounted for more than 10% of net sales in any of the last three years, or 17% and 24% in 2005 and 2006, respectively.

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

Goodwill

Prior to the January 1, 2002 implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized on a straight-line basis over 5-20 years. Since that date, goodwill has been subject to periodic impairment tests in accordance with SFAS 142.

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

The Company evaluates its goodwill on an annual basis and when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the independent appraisal or other indicator of value of the asset or the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. In 2006, fair value was determined using independent appraisals and other valuation techniques, depending on the nature of the assets. To date, no such impairment has been recorded.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized.

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

Accounting for Stock-Based Compensation

Prior to January 1, 2006, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company measured compensation costs in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”), but provided pro forma disclosures of net income and earnings per share using the fair value method defined by FAS 123. Under APB No. 25, compensation expense was recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounted for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2004	2005
Net income (loss):
As reported	$1,247,000	$14,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(255,000)	(738,000)
Pro forma	992,000	(724,000)
Earnings (loss) per share:
As reported:
Basic	0.14	0.00
Diluted	0.13	0.00
Pro forma:
Basic	0.11	(0.07)
Diluted	0.10	(0.07)

The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2005, respectively: expected volatility of 44% and 38% and risk-free interest rates of 1.33% and 3.26%. A dividend yield of 0% and expected life of five years was assumed for 2004 and 2005 grants. The weighted average fair value of options granted at the fair market price on the grant date in 2004 and 2005 were $1.03 and $1.05, respectively. All options granted in 2004 and 2005 were at fair market price.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 10.

Earnings Per Share

The Company follows SFAS No. 128, “Earnings per Share” (“SFAS 128”), and related interpretations for reporting Earnings per Share. SFAS 128 requires dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

In accordance with SFAS 128, basic earnings (loss) per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

	2004	2005	2006

Weighted average number of common shares outstanding
used in computation of basic EPS	9,196,620	9,346,533	9,511,006
Dilutive effect of outstanding stock options	474,775	367,278	104,425
Weighted average number of common and potential
common shares outstanding used in computation of diluted EPS	9,674,395	9,713,811	9,615,431
Outstanding stock options excluded in the
computation of diluted EPS	1,878,172	1,342,357	1,921,405

Supplemental Cash Flow Information

Selected cash payments and noncash activities were as follows:
	2004	2005	2006
Cash payments for income taxes (net of refunds)	$441,000	$131,000	$1,568,000
Cash payments for interest	708,000	1,345,000	790,000

Noncash investing and financing activities:
Tax benefits related to stock options	51,000	-
Accrual for earn-out payments	1,000,000	2,000,000	2,000,000

Detail of acquisitions:
Goodwill (1)	242,000	2,186,000	2,000,000

(1)
Includes additional purchase price payments made or accrued to former owners in periods subsequent to various acquisitions of $1,000,000, $2,000,000 and $2,000,000 in 2004, 2005 and 2006, respectively.

Recent Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operation and financial position.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company expects to adopt FIN 48 in the first quarter of 2007 and is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.

3. ACQUISITIONS

During 1997 to 2005, the Company acquired ten businesses. These acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent portion of the purchase prices, to the extent earned was recorded as an increase to goodwill. As of December 31, 2006, additional earn-out payments are as described below. The consolidated financial statements reflect the operations of the acquired companies since their respective acquisition dates.

Goodwill and other intangibles, net as of December 31, 2005 and 2006, consist of the following:

	Actual .
	2005	2006
Goodwill	$35,050,000	$37,050,000
Covenant not to compete	1,000,000	1,000,000
	36,050,000	38,050,000
Less accumulated amortization	(6,576,000)	(6,576,000)
	$29,474,000	$31,474,000

The Company ceased amortizing goodwill on January 1, 2002 with the adoption of SFAS 142. The covenant not to compete was fully amortized in 2003.

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

In order to expand our relationships with our studio customers and gain new customers, on July 1, 2004, the Company acquired all of the outstanding stock of IVC for $7 million in cash. The purchase agreement required possible additional payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if earnings before interest, taxes, depreciation and amortization during the 30 months after the acquisition reached certain predetermined levels (the second two increments of $2 million each were earned and are reflected as accrued liabilities on the balance sheets as of December 31, 2005 and 2006, respectively). As part of the transaction, the Company entered into employment and/or non competition agreements with four senior officers of IVC which fixed responsibilities, salaries and other benefits and set forth limitations on the individuals’ ability to compete with the Company for the term of the earn-out period (30 months). IVC is a high definition and standard definition digital mastering and data conversion entity serving the motion picture/television production industry. To pay for the acquisition, the Company used $2.3 million of cash on hand and borrowed $4.7 million under the term loan portion of the Company’s bank facility.

The total purchase consideration ($12 million either paid or accrued as of December 31, 2006) has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

Cash and cash equivalents	$1,205,000
Inventories	120,000
Other current assets	1,000
Accounts receivable	2,036,000
Goodwill	5,242,000
Property, plant and equipment	6,009,000
Total assets acquired	14,613,000

Accounts payable	(442,000)
Accrued	(417,000)
Income tax payable	(72,000)
Deferred tax liabilities	(1,682,000)

Current and other liabilities assumed	(2,613,000)

Net assets acquired over liabilities,
and purchase price	$12,000,000

The following table presents unaudited pro forma results of the combined operations for the year ended December 31, 2004, as if the acquisition had occurred as of the beginning of 2004 rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

2004
Revenue	$69,032,000
Operating Income	3,303,000
Net income (loss)	1,456,000
Basic earnings per share	0.16
Diluted earnings per share	0.15

In 2005, the Company issued 105,000 shares in connection with a purchase of assets. The shares were recorded at fair value on the issue date. In connection with the transition, $186,000 was recorded as goodwill.

During 2005, the amount of goodwill, net, increased from $27,288,000 to $29,474,000 due to the $2,000,000 earn-out payment accrued for the IVC acquisition and $186,000 of excess of fair value of stock issued over the fair value of purchased assets, as noted above. During 2006, the amount of goodwill, net, increased from $29,474,000 to $31,474,000 due to the $2,000,000 earn-out payment accrued for the IVC acquisition. The periodic impairment test of goodwill performed in accordance with SFAS 142 as of September 30, 2006 required no goodwill impairment.

4. PROPERTY AND EQUIPMENT:

In November 2003, the Company leased a new 64,600 square foot building in Los Angeles, California, for the purpose of consolidating four vault locations then occupying approximately 71,000 square feet. As part of the transaction, the Company paid $600,000 for an option to purchase the facility for $8,571,500. Additionally, the landlord, General Electric Capital Business Asset Funding Corporation (“General Electric”), committed to finance approximately $6,500,000 of the purchase price at a fixed interest rate of 7.75% over 15 years. The Company was not obligated to purchase the building or, if the option was exercised, borrow any portion of the purchase price from General Electric. The cost of the option was included in other assets on the balance sheet as of December 31, 2003, to be capitalized as a cost of the building or written off when the Company exercised the purchase option or did not exercise the option, respectively.

Pursuant to the lease, General Electric also advanced the Company $800,000 to pay for improvements to the building. As of December 31, 2003, the $800,000 was reflected as an obligation to purchase property and equipment with an offsetting liability on the balance sheet. In 2004, the Company reduced the right and the obligation to purchase property and equipment by $800,000 expended for improvements to the building. In August 2004, the Company purchased the facility for $8.6 million ($2.2 in cash and a $6.4 million mortgage).

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. Additionally, the Company received $0.5 million from the purchaser for improvements. In accordance with SFAS No. 28, “Accounting for Sales with Leasebacks,” the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance (approximately $13.8 million) were used to pay off the mortgage and other outstanding debt.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000, increasing annually thereafter based on the consumer price index change from year to year.

The following table presents unaudited pro forma results the year ended December 31, 2005, as if the sale and leaseback transaction had occurred as of the beginning of the year. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future (in thousands):

	As Reported	Adjustments	Pro Forma
Revenue	$66,199		$66,199
Cost of sales	(43,167)	(837) (1)	(44,004)
Gross profit	23,032		22,195
Selling, general and administrative expense	(21,424)		(21,424)
Operating income	1,608		771
Interest expense	(1,524)	881 (2)	(643)
Income before income taxes	84		128
Provision for income taxes	(70)	(17) (3)	(87)
Net income	$14		$41

Diluted net income per share	$0.00		$0.00

(1)	First year rent expense net of amortization of the deferred gain on the sale, partially offset by the elimination of depreciation expense associated with the building.

(2)	Pro forma interest saved on the amount of mortgage, term and revolving credit debt paid off with net sales proceeds.

(3)	Tax effect at 40%.

The following table presents an unaudited pro forma summary balance sheet as of December 31, 2005 as if the sale and leaseback had occurred on that date (in thousands):

	As Reported	Adjustments	Pro Forma
Current assets	$17,313		$17,313
Property and equipment, net	28,079	(11,261) (1)	16,818
Goodwill and other assets	30,067		30,067
Total assets	$75,459		$64,198

Accounts payable and accrued expenses	$8,380		$8,380
Deferred income taxes	1,231	879 (2)	2,110
Short-term debt	2,373	(310) (4)	2,063
Borrowings under revolving credit	4,054	(3,904) (4)	150
Current liabilities	16,038		12,703

Deferred gain on sale	-	1,318 (3)	1,318
Deferred income taxes and other	6,121	500 (5)	6,621
Long-term notes payable	13,790	(9,744) (4)	4,046
Shareholders’ equity	39,510		39,510
Total liabilities and shareholders’ equity	$75,459		$64,198

(1)	Net book value of assets sold.

(2)	Tax on gain on sale at 40%.

(3)	Deferred gain on sale to be amortized over life of lease.

(4)	Pay-down of debt with net proceeds.

(5)	Non-refundable advance from purchaser for improvements.

Property and equipment consist of the following:

	December 31,
	2005	2006

Land	$4,500,000	$-
Building	6,230,000	-
Machinery and equipment	35,537,000	36,761,000
Leasehold improvements	8,051,000	8,243,000
Computer equipment	4,693,000	5,325,000
Equipment under capital lease	297,000	297,000
	59,308,000	50,626,000
Less accumulated depreciation and amortization	(31,229,000)	(36,487,000)
	$28,079,000	$14,139,000

Depreciation is expensed over the estimated lives of machinery and equipment (7 years), computer equipment (5 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $5,876,000, $6,051,000 and $ 5,540,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Accumulated amortization on capital leases amounted to $211,000 and $254,000, as of December 31, 2005 and 2006, respectively.

5. 401(K) PLAN

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of: 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Company contributions to the plan were $92,000, $127,000 and $119,000 in 2004, 2005 and 2006, respectively.

6. LONG TERM DEBT AND NOTES PAYABLE:

On December 30, 2005, the Company entered into a $10 million term loan agreement. The term loan provides for interest at LIBOR (5.37% as of December 31, 2006) plus 3.15% and is secured by the Company’s equipment. In March 2006, the Company prepaid $4 million of the principal with proceeds of a sale/leaseback transaction. The term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the term loan were used to repay the previously existing term loan.

In March 2006, the Company entered into a new revolving credit agreement, which provides up to $10 million of revolving credit. The two-year agreement provides for interest of LIBOR (5.37% as of December 31, 2006) plus 1.85% for the first six months of the agreement, and thereafter at either (i) prime minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing the new term loan as described in Note 6. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in the two in both the new revolving and term loan agreements. As of December 31, 2006, the company was in compliance with revolving and term loan agreement covenants.

The Company has financed the purchase of certain equipment through the issuance of bank notes payable and under capital leasing arrangements. The notes bear interest at rates ranging from 3% to LIBOR plus 3.15%. Such obligations are payable in monthly installments through May 2019.

Annual maturities for debt under bank notes payable and capital lease obligations as of December 31, 2006, are as follows:

2007	$1,174,000
2008	1,158,000
2009	1,158,000
2010	1,158,000
$4,648,000

7.INCOME TAXES:

The Company’s provision for (benefit from) income taxes for the three years ended December 31, 2006 consists of the following:

	Year Ended December 31, .
	2004	2005	2006
Current tax (benefit) expense:
Federal	$642,000	$329,000	$1,897,000
State	142,000	6,000	331,000

Total current	784,000	335,000	2,228,000

Deferred tax expense:
Federal	(13,000)	(253,000)	(1,750,000)
State	10,000	(12,000)	(290,000)
Total deferred	(3,000)	(265,000)	(2,040,000)

Total provision for (benefit from) for income taxes	$781,000	$70,000	$188,000

The composition of the deferred tax assets (liabilities) at December 31, 2005 and December 31, 2006 are listed below:

	2005	2006

Accrued liabilities	$393,000	$319,000
Allowance for doubtful accounts	241,000	335,000
Other	194,000	29,000
Total current deferred tax assets	828,000	688,000

Property and equipment	(3,869,000)	(1,970,000)
Goodwill and other intangibles	(2,763,000)	(3,975,000)
Other	511,000	1,915,000
Total non-current deferred tax liabilities	(6,121,000)	(4,030,000)

Net deferred tax liability	$(5,293,000)	$(3,347,000)

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	2004	2005	2006

Federal tax computed at statutory rate	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	2%	6%	6%
Other (meals and entertainment)	3%	43%	32%

	39%	83%	72%

8. COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases office and production facilities in California, Illinois, Texas and New York under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2006 are as follows:

2007	$4,915,000
2008	4,624,000
2009	3,376,000
2010	2,593,000
2011	2,600,000
Thereafter	14,486,000

Total rental expense was approximately $4,299,000, $3,838,000 and $4,651,000 for the three years in the period ended December 31, 2006, respectively.

On September 30, 2003 the Company entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2007, and are renewed automatically on an annual basis after that unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision.

Contingencies

On July 10, 2006, Digital Generation Systems, Inc. (“DG”) filed a claim in the District Court of Dallas County, Texas, alleging that the Company interfered with a contract between DG and Pathfire, Inc. (“Pathfire”), which contract provided that DG was granted exclusive use of Pathfire’s network for the distribution of advertising content. The DG/Pathfire exclusivity excluded the distribution of certain other types of content (other than advertising content) to be distributed by Pathfire for CBS/ Viacom. The claim alleges that the Company was aware of the exclusivity provision during its negotiations with CBS Worldwide Distribution. CBS Broadcasting, Inc. (“CBS”), which resulted in a January 2006 contract between the Company and CBS (“CBS Contract”). Under the CBS Contract, the Company licensed advertising content distribution services from CBS, which services were to be performed utilizing Pathfire’s IP-Multicast Format Store & Forward technology. DG alleges that the Company’s knowledge of the exclusivity provision during the Company’s negotiations with CBS and the resulting use of Pathefire’s technology for distribution of ads caused damage to DG. The claim seeks unspecified actual and punitive damages and other costs of prosecution.

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

9. STOCK RIGHTS PLAN:

In November 2004, the Company implemented a stock rights program. Pursuant to the program, stockholders of record November 17, 2004 received a dividend of one right to purchase for $10 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to the Company’s Common Stock and will also become attached to shares issued subsequent to November 17, 2004. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of the Company’s Common Stock. The rights will expire on November 16, 2014 and are redeemable at $0.0001 per right.

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

10. STOCK OPTION PLANS:

In May 1996, the Board of Directors approved the 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan provided for the award of options to purchase up to 900,000 shares of common stock, as well as stock appreciation rights, performance share awards and restricted stock awards. In July 1999, the Company’s shareholders approved an amendment to the 1996 Plan increasing the number of shares reserved for grant to 2,000,000 and providing for automatic increases of 300,000 shares on each August 1 thereafter to a maximum of 4,000,000 shares. As of December 31, 2006, there were 1,293,904 options outstanding under the 1996 Plan and no options were available for grant.

In December 2000, the Company’s Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the “2000 Plan”). As amended, the 2000 Plan provided for the award of options to purchase up to 1,500,000 shares of common stock. Options may be granted under the 2000 Plan solely to attract people who have not previously been employed by the Company as a substantial inducement to join the Company. As of December 31, 2006, there were 627,950 options outstanding under the plan and no options were available for grant.

In February 2005, the Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the award of options to purchase up to 2,000,000 shares of common stock, as well as stock appreciation rights and restricted stock awards. Upon approval of the 2005 Plan by the Company’s shareholders in May 2005, the 1996 Plan and the 2000 Plan were terminated, except that outstanding options under those plans were not terminated. As of December 31, 2006, there were 521,150 options outstanding under the 2005 Plan and 1,478,850 options were available for grant.

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

On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Income for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (loss). Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the year ended December 31, 2006 included compensation expense for the share-based payment awards granted subsequent to January1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). There were no outstanding uninvested share-based payment awards as of January 1, 2006. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-priced pro formas were provided were provided. As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for 2006 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2006, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as the occur. In the pro-forma information provided under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as the occurred.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense related to employee or director stock options recognized for the year ended December 31, 2006 was $81,000 ($23,000 net of tax benefit).

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Sholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected volatility over the expected term of the awards, and actual and projected employee stock options exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the “safe harbor” provisions under SAB 107.

During the year ended December 31, 2006, the Company granted awards of stock options for 399,950 shares at an average market price of $2.25 per share. At December 31, 2006, there were options outstanding to acquire 2,443,004 shares at an average exercise price of $2.89 per share. The estimated fair value of all awards granted during the year ended December 31, 2006 was $399,000. The total fair value of options expensed during 2006 was $81,000. The fair value of each option was estimated on the date of grant using the Black-Sholes option -pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2006
Risk-free interest rate	3.26%	4.95%
Expected term (years)	5.0	5.0
Volatility	38%	47%
Expected annual dividends	-	-

The following table summarizes the status of these plans as of December 31, 2006:

	1996 Plan	2000 Plan	2005 Plan
Options originally available	3,800,000	1,500,000	2,000,000
Stock options outstanding	1,314,000	632,000	540,000
Options available for grant	-	-	1,479,000

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2003	2,050,678	$2.91

Granted during 2004	608,100	2.58
Exercised during 2004	(101,573)	2.76
Cancelled during 2004	(204,258)	3.14

Balance at December 31, 2004	2,352,947	$2.82

Granted during 2005	606,400	2.63
Exercised during 2005	(27,725)	1.97
Cancelled during 2005	(265,825)	3.01

Balance at December 31, 2005	2,665,797	$2.79

Granted during 2006	399,950	2.25
Exercised during 2006	(380,725)	1.50
Cancelled during 2006	(242,018)	2.95

Balance at December 31, 2006	2,443,004	$2.89

As of December 31, 2006, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.3 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and 2006 was as follows:

As of December 31, 2005	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees - Outstanding	2,300,797	$2.69	3.33	$116,000
Employees - Expected to Vest	2,300,797	$2.69	3.33	$116,000
Employees - Exercisable	2,300,797	$2.69	3.33	$116,000

Non-Employees - Outstanding	365,000	$3.44	3.87	$1,000
Non-Employees - Expected to Vest	365,000	$3.44	3.87	$1,000
Non-Employees - Exercisable	365,000	$3.44	3.87	$1,000

As of December 31, 2006

Employees - Outstanding	2,078,004	$2.80	3.09	$1,802,000
Employees - Expected to Vest	2,041,009	$2.81	3.04	$1,752,000
Employees - Exercisable	1,726,854	$2.91	2.79	$1,331,000

Non-Employees - Outstanding	365,000	$3.42	3.26	$114,000
Non-Employees - Expected to Vest	365,000	$3.42	3.26	$114,000
Non-Employees - Exercisable	365,000	$3.42	3.26	$114,000

Additional information with respect to outstanding options as of December 31, 2006 is a follows (shares in thousands):

	Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.75 - 4.79	2,438	3.1 Years	$2.88	2,087	$2.99
$7.00 - 10.00	5	0.2 Years	$7.00	5	$7.00

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

11. SUPPLEMENTAL DATA (unaudited)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2006 (in thousands except per share data).

	2005
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$17,183	$15,890	$16,748	$16,378	$66,199
Gross profit	$5,781	$5,262	$5,965	$6,024	$23,032
Net income (loss)	$69	$(268)	$214	$(1)	$14

Income (loss) per share:
Basic	$0.01	$(0.03)	$0.02	$(0.00)	$0.00
Diluted	$0.01	$(0.03)	$0.02	$(0.00)	$0.00

	2006
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$16,039	$16,302	$15,313	$16,564	$64,218
Gross profit	$5,324	$5,364	$4,978	$5,481	$21,147
Net income (loss)	$(92)	$117	$65	$(14)	$76

Income (loss) per share:
Basic	$(0.01)	$0.01	$0.01	$-	$0.01
Diluted	$(0.01)	$0.01	$0.01	$-	$0.01

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Point.360
Burbank, California

Our audit of the consolidated financial statements referred to in our report dated February 28, 2007, also included the financial statement schedule of Point.360, listed in Item 8 of this Form 10-K. This schedule is the responsibility of Point.360's management. Our responsibility is to express an opinion based on our audit of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Singer Lewak Greenbaum & Goldstein, LLP (signed)
Los Angeles, CA
February 28, 2007

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended December 31, 2004	$735,000	$48,000	$(153,000)	$(99,000)	$531,000

Year ended December 31, 2005	$531,000	$113,000	$--	$(81,000)	$563,000

Year ended December 31, 2006	$563,000	$341,000	$--	$(121,000)	$783,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Other information called for by Item 10 of Form 10-K is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for its annual meeting of shareholders to be held on May 9, 2007 (the “Proxy Statement”), which is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K is set forth under the heading “Certain Relationships and Related Transactions” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 of Form 10-K is set forth under the heading “Independent Public Accountants” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report:

(1,2) Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets - December 31, 2005 and 2006
Consolidated Statements of Income - Fiscal Years Ended December 31, 2004, 2005 and 2006
Consolidated Statements of Shareholders’ Equity - Fiscal Years Ended December 31, 2004, 2005 and 2006
Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2004, 2005 and 2006
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

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

Dated: February 22, 2007

Point.360

By:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian Haig S. Bagerdjian	Chairman of the Board of Directors, President and Chief Executive Officer	February 22, 2007

/s/ Alan R. Steel Alan R. Steel	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Accounting and Financial Officer)	February 22, 2007

/s/ Robert A. Baker Robert A. Baker	Director	February 22, 2007

/s/ Greggory J. Hutchins Greggory J. Hutchins	Director	February 22, 2007

/s/ Sam P. Bell Sam P. Bell	Director	February 22, 2007

/s/ G. Samuel Oki G. Samuel Oki	Director	February 22, 2007