Form 10-K/A
period 2006-12-31
POINT 360
filed 2007-04-26
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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
Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:
None
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

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on February 28, 2007.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The directors and executive officers of the Company are as follows:

Name	Age	Position

Haig S. Bagerdjian	50	Chairman of the Board of Directors, President and Chief Executive Officer

Alan R. Steel	62	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary

Robert A. Baker	68	Director

Greggory J. Hutchins	45	Director

Sam P. Bell	70	Director

G. Samuel Oki	56	Director

Directors are elected at each annual meeting of shareholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

HAIG S. BAGERDJIAN became Chairman of the Board of the Company in September 2001 and was appointed President and Chief Executive Officer in October 2002. He was Executive Vice President of Syncor International Corporation, a leading provider of radiopharmaceuticals, comprehensive nuclear pharmacy services and medical imaging services, from 1991 to 2002. From 1987 to 1991, he served in several executive level positions at Calmark Holding Corporation. He also was General Counsel for American Adventure, Inc., which was a subsidiary of Calmark Holding. Mr. Bagerdjian received a J.D. from Harvard Law School and is admitted to the State Bar of California. Mr. Bagerdjian is a director of Innodata-Isogen, Inc.

ALAN R. STEEL became Executive Vice President, Finance and Administration and Chief Financial Officer of the Company in November 2000. From 1994 to 2000, Mr. Steel was Vice President, Finance and Chief Financial Officer of Advanced Machine Vision Corporation, a Nasdaq listed company involved in research, development, manufacturing and sales of sophisticated vision sorting and defect removal equipment for food, paper, tobacco and other markets. From 1983 to 1994, Mr. Steel was Vice President and Chief Financial Officer of DDL Electronics, Inc., a New York Stock Exchange listed company in the electronics industry. Mr. Steel served as controller of DDL from 1980-1983. Mr. Steel was previously a financial manager for Atlantic Richfield Company and a certified public accountant with Arthur Andersen & Co.

ROBERT A. BAKER is the President and Chief Executive Officer of RAB Associates, a Los Angeles, California-based firm specializing in financial reorganizations, crisis management and equity receiverships, which he founded in 1974. Prior to establishing RAB Associates, Mr. Baker was the President and CEO of American Management Company, a management consulting firm specializing in computer system design and programming.

GREGGORY J. HUTCHINS is a tax partner at Holthouse Carlin & Van Trigt, LLP, a public accounting firm. Prior to joining Holthouse Carlin & Van Trigt in January 1993, Mr. Hutchins served as Senior Tax Manager for KPMG Peat Marwick, managing corporate and high net worth individual clients from August 1984 until December 1992.

SAM P. BELL was President of Los Angeles Business Advisors (LABA) from 1996 to 2004, at which time, LABA ceased operations. LABA was comprised of 30 chief executive officers of major companies in the Los Angeles region and focused on high impact projects where their collective resources could be utilized to positively influence the economic vitality of the area. Prior to joining LABA, Mr. Bell was Area Managing Partner of Ernst & Young, certified public accountants, for the Pacific Southwest Region, retiring in 1996 after 39 years with the firm. Mr. Bell currently serves, or has served in the past, in high level positions for numerous charitable and educational concerns, and is a current panel member for the NASDAQ in reviewing filing issues for NASDAQ-listed companies. Mr. Bell is currently a board member of TCW Convertible Securities Fund, Inc., TCW Galileo Funds and Broadway National Bank.

G. SAMUEL OKI has served as President of Meta Information Services, Inc., a database and information management services enterprise, since 1982. Mr. Oki is also active as an officer and board member of a number of closely held companies in the electronic information management sector. Mr. Oki has a B.S. degree in Horticulture from Colorado State University and an M.B.A. from the University of Southern California.

Audit Committee

The members of the Audit Committee of the Board of Directors are Messrs. Baker, Bell, and Oki. The Board of Directors has determined that Messrs. Baker, Oki and Bell are independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market, Inc. and Section 10A(m)(3) of the Securities Exchange Act of 1934 and applicable rules of the Securities and Exchange Commission. The Board has also determined that Messrs.. Baker, Bell, and Oki are each an “audit committee financial expert” under applicable Securities and Exchange Commission rules.

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 and rules promulgated thereunder, the Company’s directors, executive officers, and any person holding beneficially more than 10% of the Company’s common stock are required to report their ownership of the Company’s securities and any changes in that ownership to the Securities and Exchange Commission and to file copies of the reports with the Company. Specific due dates for these reports have been established, and the Company is required to report in this Annual Report on Form 10-K any failures to file by these dates during the last fiscal year.

Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors, executive officers and persons owning more than 10% of the Company’s common stock complied during the year ended December 31, 2006 with the reporting requirements of Section 16(a) of the Exchange Act, except that one report for each of Messrs. Bagerdjian, Baker, Bell, Hutchins and Oki were delinquent by no more than six days. Each report related to a single grant of stock options.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Each director who is not an employee of the Company is paid a cash fee of $3,000 per quarter, $750 for each meeting attended in person and $500 for each meeting attended telephonically. Board committee members receive $500 for each meeting not held in conjunction with a Board meeting. The chairman of the audit committee receives $5,000 per year, and chairmen of other board committees receive $2,500 per year. Each director also receives an annual fully-vested stock option grant to purchase 7,500 shares at an exercise price equal to the fair market value on the date of any annual meeting at which the director is reelected to the Board. Members of the Board who are not employees of the Company receive options to purchase 15,000 shares of Common Stock upon their initial election to the Board. These options vest in 50% increments over the two-year period following the date of grant. Directors are also reimbursed for travel and other reasonable expenses relating to meetings of the Board.

The following table sets forth for each director who is not also a named executive in the Summary Compensation Table, compensation for the year ended December 31, 2006:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option (1) Awards ($)	Total ($)

Robert A. Baker	$19,750	$7,650	$27,400
Greggory J. Hutchins	16,750	7,650	24,400
Sam P. Bell	22,750	7,650	30,400
G. Samuel Oki	18,750	7,650	26,400

(1) Information regarding the assumptions used to value option awards is set forth in Note 10 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2006 which is incorporated herein by reference. The aggregate number of option awards (all fully vested) outstanding as of December 31, 2006 were 45,000 each for Messrs. Baker and Hutchins, 40,000 for Mr. Bell and 35,000 for Mr. Oki.

Summary Compensation Table

The following table sets forth the compensation for the Chief Executive Officer (“CEO”) and the Chief Financial Officer. No other executive officer’s total compensation for the fiscal year ended December 31, 2006 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation(2)	Totals ($)

Haig S. Bagerdjian	2006	$334,000	$100,000	$19,000	$453,000
Chairman, President and Chief Executive Officer

Alan R. Steel	2006	$222,000	$20,000	$9,000	$251,000
Executive Vice President, Finance and Administration, Chief Financial Officer, and Secretary

(1)
Information regarding the assumptions used to value option awards is set forth in Note 10 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.

(2)	Amounts consist of annual contributions made to the Company’s 401(k) plan, health insurance premiums and automobile expenses paid by the Company for the benefit of the named executive officer.

Stock Options Granted in the Last Fiscal Year

The following table sets forth information with respect to non-qualified stock options granted to the executive officers named in the Summary Compensation Table during the year ended December 31, 2006. The exercise price of each option was at the market price of our Common Stock on the option grant date.

Grants of Plan - Based Awards
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh )	Grant Date Fair Value of Stock and Option Awards

Haig S. Bagerdjian	6/14/06	100,000	$2.24	$100,000
Alan R. Steel	6/14/06	20,000	$2.24	$ 20,000

The following table shows information concerning unexercised stock options as of December 31, 2006 for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards of Fiscal Year-End

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date

Haig S. Bagerdjian	15,000		$3.75	8/15/10
	100,000		1.75	6/21/07
	120,000 (1)		3.94	9/24/08
	100,000 (1)		2.38	10/12/09
		100,000 (2)	2.24	6/14/11

Alan R. Steel	250,000		3.75	12/12/10
	6,300		1.75	6/21/07
	20,000 (1)		2.62	7/30/08
	20,000 (1)		2.38	10/12/09
		20,000 (2)	2.24	6/14/11

(1)Options are currently vested and exercisable. Once exercised, the shares may be sold 25%, 50%, 75% and 100% after each of the first four anniversary dates of the grants, respectively.

(2)Options will become exercisable as follows: 25%, 50%, 75% and 100% on each of the first four anniversary dates of the grants, respectively. Vesting may be accelerated at the discretion of the plan administrator (currently the Board of Directors) upon liquidation or dissolution of the Company, a merger or consolidation of the Company with or into another entity, the sale of substantially all the assets of the Company, or a purchase or other acquisition of more than 50% of the outstanding capital stock of the Company.

Aggregated Option Exercises in Last Fiscal Year

The following table shows the options exercised by each of the Company’s executive officers who are named in the Summary Compensation Table during the year ended December 31, 2006:

	Option Exercises

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise($)(1)
Haig S. Bagerdjian	305,000	$122,000
Alan R. Steel	33,300	$18,000

(1)Amounts shown represent the difference between the market price of the underlying stock on the exercise date and the exercise price.

Severance Agreements

Effective September 30, 2003, the Company entered into severance agreements with Messrs. Bagerdjian and Steel. The agreements provide that if Mr. Bagerdjian or Mr. Steel is terminated following a change in control during the term of the agreements other than for cause, disability or without good reason (as defined), then Mr. Bagerdjian and Mr. Steel shall receive a severance payment equal to 275% and 200%, respectively, of the sum of (i) base salary and (ii) the higher of (x) the average bonus earned during the preceding three years or (y) the target annual bonus for the year in which the termination occurs. If terminated under the severance agreement, Mr. Bagerdjian and Mr. Steel would also receive employee benefits for specified periods of time. Furthermore, previously granted stock options shall vest fully. Under certain circumstances, amounts paid pursuant to the severance agreements will be subject to a tax gross-up payment if such amounts are subject to an excise tax as contemplated by Section 280G of the Internal Revenue Code. For purposes of the severance agreements, a change of control shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of 35% or more of the outstanding voting securities of the Company, (ii) the Company shall be merged or consolidated with another corporation and as result of such merger or consolidation less than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company, other than affiliates (within the meaning of the Exchange Act) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation, (iii) the Company shall sell, lease, exchange or transfer substantially all of its assets to another corporation, entity or person which is not a wholly-owned subsidiary, (iv) a person (other than Executive), as defined in Sections 13(d) and 14 (d) of the Exchange Act, shall acquire 35% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record, in a single transaction or a series of related transactions by one person or more than one person acting in concert), or (v) the shareholders of the Company approve a plan or proposal for the liquidation or dissolution of the Company.

Assuming that a triggering event occurred on December 31, 2006, severance amounts payable would have been $1,388,000 and $628,000 for Messrs. Bagerdjian and Steel, respectively, plus life, disability and health insurance benefits for 33 months immediately following the date of termination. The value of such benefits is estimated to be $14,000 and $20,000 for Messrs. Bagerdjian and Steel, respectively, based on the cost of such benefits on December 31, 2006.

Limitation of Liability and Indemnification Matters

The Company’s Restated Articles of Incorporation limit the liability of its directors. As permitted by amendments to the California General Corporation Law enacted in 1987, directors will not be liable to the Company for monetary damages arising from a breach of their fiduciary duty as directors in certain circumstances. Such limitation does not affect liability for any breach of a director’s duty to the Company or its shareholders (i) with respect to approval by the director of any transaction from which he derives an improper personal benefit (ii) with respect to acts or omissions involving an absence of good faith, that he believes to be contrary to the best interest of the Company or its shareholders, that involve intentional misconduct or a knowing and culpable violation of law, that constitute an unexcused pattern or inattention that amounts to an abdication of his duty to the Company or its shareholders, or that show a reckless disregard for his duty to the Company or its shareholders in circumstances in which he was, or should have been aware, in the ordinary course of performing his duties, of a risk of serious injury to the Company or its shareholders, or (iii) based on transactions between the Company and its directors or another corporation with interrelated directors or on improper distributions, loans or guarantees under applicable sections of the California General Corporation Law. Such limitation of liability also does not affect the availability of equitable remedies such as injunctive relief or rescission. The Company has been informed that in the opinion of the Securities and Exchange Commission, indemnification provisions, such as those contained in the Company’s Restated Articles of Incorporation, are unenforceable with respect to claims arising under federal securities laws and, therefore, do not eliminate monetary liability of directors.

Executive Compensation Discussion and Analysis

Overview of Compensation Program. The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Committee ensures that the total compensation paid to the named executives is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executives are similar to those provided to other executive officers.

Throughout this Annual Report on Form 10-K, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2006 are referred to as the “named executive officers”.

Compensation Philosophy and Objectives. The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of the Chief Executive Officers in Compensation Decisions. The Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to other executives of the Company. Decisions regarding the non-equity compensation of other executives are made by the Chief Executive Officer in concert with the Committee.

The Chief Executive Officer reviews the performance of various executives. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation. Based on the foregoing objectives, the Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. In furtherance of this, the Committee has periodically engaged Cook & Co., Inc. (“Cook”), an outside global human resources consulting firm, to conduct reviews of its total compensation program for the Chief Executive Officer as well as for other key executives. Cook provides the Committee with relevant market data and alternatives to consider when making compensation decisions for the Chief Executive Officer and on the recommendations being made by the Company’s management for executives other than Chief Executive Officer.

In making compensation decisions, the Committee compares each element of total compensation against benchmarks prepared by Cook for companies of a similar size and complexity as Point.360.

The Company competes with many larger companies for top executive-level talent. As such, the Committee generally sets compensation for executives at the 50th to 75th percentile of compensation paid to similarly situated executives of the companies comprising the benchmark group. Variations to this objective may occur as dictated by the experience level of the individual and market factors. These objectives recognize the Committee’s expectation that, over the long term, Point.360 will generate stockholder returns in excess of the average of its peer group.

A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews information provided by Cook to determine the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of the Company or the individual, depending on the type of award, compared to established goals.

2006 Executive Compensation Components. For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were:

•	base salary;

•	performance-based incentive compensation;

•	long-term equity incentive compensation;

•	other personal benefits.

  Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data. Base salary ranges are designed so that salary opportunities for a given position will be between 80% and 125% of the midpoint of the base salary established for each range.

During its review of base salaries for executives, the Committee primarily considers:

•	market data provided by our outside consultants;

•	internal review of the executive’s compensation, both individually and relative to other executive officer; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of named executives officers are based on the Committee’s assessment of the individual’s performance.

Performance - Based Incentive Compensation

The Executive Bonus Plan (“EBP”) is an annual cash incentive program for executives including the named executives. The EBP provides guidelines for the calculation of annual non-equity incentive based compensation, subject to Committee oversight and modification. The EBP includes various incentive levels based on the participant’s accountability and impact on Company operations, with target award opportunities that are established as a percentage of base salary. These targets range from 10% of base salary to 30% of base salary for the Company’s named executive officers.

For the named executive officers, 70% of the award is based upon achievement of corporate financial objectives relating to earnings, and the remaining 30% of an executive’s EBP award is based upon the accomplishment of individual goals. The Committee may also grant discretionary bonuses for outstanding performance.

In February of each year, the Committee sets minimum, target and maximum levels for each component of the corporate financial objective portion of the EBP. Payment of awards under the EBP are based upon the achievement of such objectives for the current year. Named executive officers participating in the EBP receive:

•	no payment for the corporate financial objective portion of the EBP award unless the Company achieves the minimum performance level (as computed for the total corporate financial objective portion);

•	a payment of less than 7% of base salary for the corporate financial objective portion of the EBP award if the Company achieves or exceeds the minimum performance level;

•
a payment of at least 7% but less than 14% of base salary for the corporate financial objective portion of the EBP award if the Company achieves or exceeds the target performance level but does not attain the “stretch” performance level; and

•	a payment of 21% of base salary for corporate financial objective portion of the EPB award if the Company achieves or exceeds the maximum performance levels; and

•	a payment of remaining portion of the award based on achievement of individual goals.

For executives, other than the named executives the EBP award opportunity is based on achievement Company, group and facility financial objectives, in addition to achievement of individual goals.

Upon completion of the fiscal year, the Committee assesses the performance of the Company for the corporate financial objective of the EBP comparing the actual fiscal year results to the pre-determined minimum, target, stretch and maximum levels. In making the annual determination of the minimum, target, stretch and maximum levels, the Committee may consider the specific circumstances facing the Company during the coming year. Targets are set in alignment with the Company’s strategic plan and expectations regarding earnings performance.

Over the past five years, the Company has achieved performance in excess of the target level one time. The payout percentage in that year was in accordance with the EBP. Additionally, the Committee authorized discretionary bonuses to selected executives and the named executives in two of the past five years.

None of the named executive officers received a bonus for the fiscal year ended December 31, 2006.

Long-term Equity Compensation

Under the Company’s 2005 Equity Incentive Plan the “2005 Plan”), the Committee may grant participants shares of the Company’s common stock, restricted stock, share units, stock options, stock appreciation rights and/or performance units. In granting these awards, the granted under the 2005 Plan have been non-qualified stock options.

All awards of stock options under the 2005 Plan are made at the market price at the time of the award. Awards of stock options to executives are generally made annually by the Committee. Newly hired or promoted executives may be granted awards of stock options on their hire or promotion date. Grants of stock options to newly hired executives are made at the next regularly scheduled Committee meeting on or following their hire date.

Perquisites and Other Personal Benefits

The Company provides named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

The named executive officers are provided either the use of a company automobile or an automobile allowance and reimbursement of health insurance costs under the health plan available to all Company employees.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2006 are included in the “Summary Compensation Table” on page 3.

The Company has entered into Severance Agreements with certain key employees, including the named executive officers. The Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Severance Agreements” on page 5.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Robert A. Baker,
Chairman
Sam P. Bell
Greggory J. Hutchins
G. Samuel Oki

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 28, 2007, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of Point.360’s directors and director nominees; (iii) each executive officer identified in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group:

Name and Address	Shares Owned	Shares Acquirable Pursuant to Stock Options (2)	Total	Approximate Percent of Ownership

Haig S. Bagerdjian (1)	2,635,234	335,000	2,970,234	29%
Julia Stefanko (3)	1,252,568	-	1,252,568	13%
DG FastChannel, Inc. (4)	1,612,436	-	1,612,436	17%
Robert A. Baker (1)	6,500	45,000	51,500	*
Greggory J. Hutchins (1)	15,000	45,000	60,000	*
Sam P. Bell (1)	-	40,000	40,000	*
G. Samuel Oki (1)	3,600	35,000	38,600	*
Alan R. Steel (1)	52,300	296,300	353,600	3%

All directors and
executive officers as a group	2,712,634	796,300	3,508,934	33%

*Less than 1%
(1) The address of each beneficial owner listed is 2777 N. Ontario Street, Burbank, CA 91504.
(2) Represents shares acquirable as of March 28, 2007 and 60 days thereafter.
(3) The address of this beneficial owner is 427 Bloomfield Ave., Suite 206, Montclair, NJ 07042.
(4) The address of this beneficial owner is 750 W. John Carpenter Freeway, Suite 700, Irving, TX 75039.

Equity Compensation Plan Information

        The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2006:
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(3)

Equity compensation plans approved by shareholders (1)	1,815,054	$ 2.62	1,478,850

Equity compensation plans not approved by shareholders (2)	627,950	$ 3.67	-

(1)	The only plans in this category are the 1996 and 2005 Plans.

(2)	The only plan in this category is the 2000 Plan.

(3)	The only plan in this column is the 2005 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2006, the Company paid $64,000 to Holthouse Carlin & Van Trigt LLP (“HCVT”) for preparation of tax returns and other tax related services. Mr. Hutchins is a partner in HCVT.

The Board of Directors has determined that each director other than the Company’s Chief Executive Officer, Haig S. Bagerdjian, is “independent” within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market, Inc., and that each member of the Audit Committee, the Nominating and Governance Committee and the Compensation Committee is “independent” within the meaning of Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Singer Lewak Greenbaum & Goldstein LLP (“Singer Lewak”) examined, as independent auditors, the financial statements of the Company for the years ended December 31, 2005 and 2006. The following table shows the fees billed to us by Singer Lewak for the audit and other services rendered by Singer Lewak during fiscal 2005 and 2006. The Audit Committee has determined that the non-audit services rendered by Singer Lewak were compatible with maintaining Singer Lewak’s independence.

	2005	2006
Audit Fees (1)	$98,200	$108,400
Audit-Related Fees (2)	14,000	9,600
Total	$112,200	$118,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
Audit-related fees consisted primarily of accounting consultations, and services rendered in connection with a proposed acquisition and implementation of Sarbanes-Oxley Act internal control requirements.

All audit related and other services rendered by Singer Lewak were pre-approved by the Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by Singer Lewak. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee. All pre-approval decisions must be reported to the Audit Committee at its next meeting if not approved in conjunction with an Audit Committee Meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2007
Point.360
By:	/s/ Alan R. Steel Alan R. Steel Executive Vice President, Finance and Administration, Chief Financial Officer