Form 10-Q
period 2007-03-31
POINT 360
filed 2007-05-15
CIK 1014733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007 or

__  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ____________  to  __________

Commission file number 0-21917

Point.360
(Exact Name of Registrant as Specified in Its Charter)

California (State of or other jurisdiction of incorporation or organization)	95-4272619 (I.R.S. Employer Identification No.)

2777 North Ontario Street, Burbank, CA (Address of principal executive offices)	91504 (Zip Code)

(818) 565-1400
(Registrant’s Telephone Number, Including Area Code)

________________________________________________
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

Yes   X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __     Accelerated Filer __    Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

As of March 31, 2007, there were 9,984,746 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
POINT.360
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
Assets	2006	2007
Current assets:
Cash and cash equivalents	$-	$251,000
Accounts receivable, net of allowances for doubtful accounts of $783,000 and $772,000,
respectively	14,786,000	12,080,000
Inventories, net	750,000	730,000
Prepaid expenses and other current assets	570,000	696,000
Deferred income taxes	683,000	683,000
Total current assets	16,789,000	14,440,000

Property and equipment, net	14,138,000	13,140,000
Other assets, net	555,000	548,000
Goodwill	31,474,000	33,620,000
Total assets	$62,956,000	$61,748,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,259,000	$3,543,000
Accrued wages and benefits	1,861,000	1,535,000
Accrued earn-out payments	2,000,000	-
Other accrued expenses	466,000	657,000
Income tax payable	123,000	29,000
Borrowings under revolving credit agreement	3,007,000	1,892,000
Current portion of borrowings under notes payable	1,158,000	1,750,000
Current portion of capital lease obligations	16,000	48,000
Current portion of deferred gain on sale of real estate	178,000	178,000

Total current liabilities	13,068,000	9,633,000

Deferred income taxes	4,030,000	4,030,000
Notes payable, less current portion	3,474,000	5,092,000
Capital lease and other obligations, less current portion	-	-
Deferred gain on sale of real estate, less current portion	2,363,000	2,318,000

Total long-term liabilities	9,867,000	11,440,000

Total liabilities	22,935,000	21,073,000

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock - no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 shares authorized; 9,749,582 and 9,984,746
shares issued and outstanding, respectively	18,488,000	19,067,000
Additional paid-in capital	1,077,000	1,098,000
Retained earnings	20,456,000	20,510,000
Total shareholders’ equity	40,021,000	40,675,000

Total liabilities and shareholders’ equity	$62,956,000	$61,748,000

The accompanying notes are an integral part of these consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,

	2006	2007

Revenues	$16,039,000	$15,482,000
Cost of services sold	(10,715,000)	(10,424,000)

Gross profit	5,324,000	5,058,000
Selling, general and administrative expense	(5,127,000)	4,836,000

Operating income	197,000	222,000
Interest expense, net	(350,000)	(132,000)
Income (loss) before income taxes	(153,000)	90,000
(Provision for) benefit from income taxes	61,000	(36,000)
Net income (loss)	$(92,000)	$54,000

Earnings(loss) per share:
Basic:
Net income (loss)	$(0.01)	$0.01
Weighted average number of shares	9,370,724	9,947,730
Diluted:
Net income (loss)	$(0.01)	$0.01
Weighted average number of shares including the dilutive effect of stock options	9,537,361	10,448,818

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006		2007
Cash flows from operating activities:
Net income (loss)	$(92,000)		$54,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,405,000		1,430,000
Provision for doubtful accounts	24,000		(11,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,384,000)		2,717,000
Decrease in inventories	65,000		20,000
(Increase) decrease in prepaid expenses and other current assets	(360,000)		(126,000)
(Increase) in goodwill and other tangibles	-		-
(Increase) decrease in other assets (Increase) decrease in deferred tax asset	(33,000 (870,000	) )	27,000 -
Increase (decrease) in accounts payable	1,103,000		(716,000)
(Decrease) in accrued expenses	(735,000)		(2,135,000)
Increase in income taxes Increase in other current liabilities	855,000 33,000		(94,000 (145,000	) )
Net cash provided by (used in) operating activities	(989,000)		1,021,000

Cash used in investing activities:
Capital expenditures	(359,000)		(431,000)
Amount paid for acquisitions	-		(2,167,000)
Net cash used in investing activities	(359,000)		(2,598,000)

Cash flows provided by (used in) financing activities:
Proceeds from sale of equipment	13,883,000		100,000
Exercise of stock options	4,000		599,000
Change in revolving credit agreement	169,000		(1,114,000)
Proceeds from bank note	(310,000)		2,500,000
Shares issued for an acquisition	-		-
Repayment of notes payable	(10,244,000)		(289,000)
Repayment of capital lease and other obligations	(23,000)		32,000
Net cash provided by (used in) financing activities	3,479,000		1,828,000

Net increase (decrease) in cash	2,131,000		251,000
Cash and cash equivalents at beginning of period	595,000		-

Cash and cash equivalents at end of period	$2,726,000		$251,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$330,000		$95,000
Income tax	$-		$19,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2006.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

On December 30, 2005, the Company entered into a new $10 million term loan agreement. The term loan provides for interest at LIBOR (5.32% as of March 31, 2007) plus 3.15% and is secured by the Company’s equipment. The term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the term loan were used to repay a previously existing term loan. In March 2006, the Company prepaid $4 million of the term loan with proceeds from the sale of real estate (see Note 3). Monthly principal payments were subsequently reduced pro rata.

On March 30, 2007, the Company entered into an additional $ 2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.

In January 2006, the due date of the then existing credit facility was extended to March 31, 2006. As of December 30, 2005, the Company did not meet certain financial covenants contained in the credit facility and received a compliance waiver from the bank.

In March 2006, the Company entered into a new credit agreement which provides up to $10 million of revolving credit. The two-year agreement provides for interest at either (i) prime (8.25% as of March 31, 2007) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined). The facility is secured by all of the Company’s assets, except for equipment securing the term loan. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in both the revolving and term loan agreements. As of March 31, 2007, the Company was in compliance with revolving and term loan agreement covenants.

NOTE 3 - SALE OF REAL ESTATE

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

NOTE 4 - STOCK-BASED COMPENSATION

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (loss). Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the quarters ended March 31, 2006 and 2007 included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). There were no outstanding uninvested share-based payment awards as of January 1, 2006. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-priced pro formas were provided were provided. As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for 2006 and 2007 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The consolidated financial statements as of and for the quarters ended March 31, 2006 and 2007 reflect the impact of SFAS 123(R). Stock-based compensation expense related to employee or director stock options recognized for the quarters ended March 31, 2006 and 2007 was $1,000 ($1,000 net of tax benefit) and $21,000 ($13,000 net of tax benefit) respectively.

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

During the quarter ended March 31, 2007, the Company granted no awards of stock options. At March 31, 2007, there were options outstanding to acquire 2,182,420 shares at an average exercise price of $2.93 per share. The fair value of each option was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

	Quarter Ended March 31,
	2006	2007
Risk-free interest rate	2.50%	-
Expected term (years)	5.0	-
Volatility	48%	-
Expected annual dividends	-	-

The following table summarizes the status of these plans as of March 31, 2007:

	1996 Plan	2000 Plan	2005 Plan
Options originally available	3,800,000	1,500,000	2,000,000
Stock options outstanding	1,057,070	622,500	502,850
Options available for grant	-	-	1,485,150

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2006	2,443,004	$2.89
Granted	-	-
Exercised	235,075	2.76
Cancelled	25,509	3.14
Balance at March 31, 2007	2,182,420	$2.93

As of March 31, 2007, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.3 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2006 and 2007 was as follows:
As of December 31, 2006	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees - Outstanding	2,078,004	$2.80	3.09	$1,802,000
Employees - Expected to Vest	2,041,009	$2.81	3.04	$1,752,000
Employees - Exercisable	1,726,854	$2.91	2.79	$1,331,000

Non-Employees - Outstanding	365,000	$3.42	3.26	$114,000
Non-Employees - Expected to Vest	365,000	$3.42	3.26	$114,000
Non-Employees - Exercisable	365,000	$3.42	3.26	$114,000

As of March 31, 2007

Employees - Outstanding	1,817,420	$2.83	2.92	$1,363,000
Employees - Expected to Vest	1,783,635	$2.84	2.90	$1,320,000
Employees - Exercisable	1,479,570	$2.96	2.63	$917,000

Non-Employees - Outstanding	365,000	$3.42	3.01	$58,000
Non-Employees - Expected to Vest	365,000	$3.42	3.01	$58,000
Non-Employees - Exercisable	365,000	$3.42	3.01	$58,000

Additional information with respect to outstanding options as of March 31, 2007 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.75 - 4.79	2,182	3.0 Years	$2.93	1,845	$3.05

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

NOTE 6 - SHAREHOLDERS’ EQUITY

During the three-month period ended March 31, 2007, the number of outstanding shares of the Company’s common stock increased by 235,164 shares due to the exercise of employee stock options for $581,000 in cash.

NOTE 7- ACQUISITION

On March 7, 2007, Point.360 acquired substantially all of the assets and business of Eden FX, Inc. (“Eden”) for $1.9 million in cash. The purchase agreement requires possible additional payments of $0.7 million, $0.9 million and $1.2 million in 2008, 2009 and 2010, respectively, if earnings before interest, taxes, depreciation and amortization during the three years after the acquisition reach certain predetermined levels. As part of the transaction, the Point.360 entered into employment and non competition agreements with three senior officers of Eden which fix responsibilities, salaries and other benefits and set forth limitations on the individual’s ability to compete with the Company for the term of the earn-out period (three years). Eden is a producer computer generated visual effects for feature films, television program and commercial advertising content.

The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

Goodwill	$2,071,000
Property, plant and equipment	127,000
Total assets acquired	2,198,000

Liabilities assumed	(39,000)

Net assets acquired over liabilities,
and purchase price	$2,159,000

The operating results of Eden FX for the quarter ended March 31, 2007 were not material.

NOTE 8- INCOME TAXES

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company was last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. The Company is currently not under audit by income taxing authorities. If audited, the Company believes that its income tax filing positions and deductions will be sustained and does not anticipate any adjustments that will result in a material change to its financial position. As a result, upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE 9- SUBSEQUENT EVENT

On April 16, 2007, Point.360, New 360, a newly formed California corporation and wholly owned subsidiary of Point.360 (“New 360”), and DG FastChannel, Inc. (“DG FastChannel”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).

Under the terms of the Merger Agreement, DG FastChannel has agreed to make an exchange offer (the “Exchange Offer”) for all outstanding shares of Point.360 common stock, no par value per share, including the associated preferred stock purchase rights (collectively, the “Point.360 Shares”), in which Exchange Offer each Point.360 Share tendered and accepted by DG FastChannel will be exchanged for a number of shares of common stock, par value $0.001 per share, of DG FastChannel (the “DG Common Stock”) equal to the quotient obtained by dividing (x) 2,000,000 by (y) the number of Point.360 Shares (excluding Point.360 Shares owned by DG or Point.360) issued and outstanding immediately prior to the completion of the Exchange Offer (such amount of shares of DG Common Stock paid per Point.360 Share pursuant to the Exchange Offer is referred to herein as the “Exchange Offer Consideration”). The completion of the Exchange Offer is subject to customary conditions, including a minimum condition that not less than a majority of the outstanding Point.360 Shares on a fully diluted basis are validly tendered and not withdrawn prior to the expiration of the Exchange Offer.

In addition, on April 16, 2007, Point.360, DG FastChannel, and New 360 entered into a Contribution Agreement (the “Contribution Agreement”). Pursuant to the Contribution Agreement, prior to the completion of the Exchange Offer, Point.360 will contribute (the “Contribution”) to New 360 all of the assets owned, licensed, or leased by Point.360 that are not used exclusively in connection with the business of Point.360 representing advertising agencies, advertisers, brands, and other media companies which require services for short-form media content (the “ADS Business”), and New 360 will assume certain liabilities of Point.360. Immediately following the Contribution but prior to the completion of the Exchange Offer, Point.360 will distribute (the “Spin-Off”) to its shareholders (other than DG FastChannel) on a pro rata basis all of the capital stock then outstanding of New 360.

On May 14, 2007, New 360 filed a Registration Statement on Form 10 (the “Form 10”) with the Securities and Exchange Commission for the purpose of registering New 360’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. Among other things, the Form 10 contains: (1) a detailed description of the Contribution and the Spin-Off; (2) a description of Point.360’s post-production business that will be transferred to New 360 pursuant to the Contribution; (3) risk factors relating to New 360’s business, the Contribution and Spin-Off and New 360’s common stock; (4) a valuation of New 360 by Point.360’s financial advisor; (5) management’s discussion and analysis of New 360’s financial condition and results of operations for each of the three years in the period ended December 31, 2006; (6) unaudited pro forma financial statements of New 360 as of December 31, 2006, and for the year then ended, giving effect to the Contribution and Spin-Off; (7) audited financial statements for New 360 as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006; and (8) a description of New 360’s proposed management and executive compensation policies.

It is anticipated that New 360’s common stock will be approved for listing on the Nasdaq Global Market. As a result of the Contribution and the Spin-Off, at the completion of the Exchange Offer, the assets and liabilities of Point.360 will consist only of those assets and liabilities exclusively related to the ADS Business.

As soon as practicable following the completion of the Exchange Offer, DG FastChannel has agreed to effect the merger of Point.360 with and into DG FastChannel (the “Merger”), with DG FastChannel continuing as the surviving corporation. Upon the completion of the Merger, each Point.360 Share not purchased in the Exchange Offer will be converted into the right to receive the Exchange Offer Consideration, without interest. The Merger Agreement contains customary representations and warranties, covenants, and conditions. Completion of the Contribution, the Spin-Off, and the Exchange Offer is a condition of DG FastChannel’s obligation to effect the Merger.

Copies of the Merger Agreement and the Contribution Agreement have been filed as Exhibits 2.1 and 2.2, respectively, to the Company’s Current Report on Form 8-K dated April 17, 2007 and are incorporated herein by reference.  The preceding description of the Merger Agreement and the Contribution Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibits.

This description and that provided in the Form 8-K does not constitute an offer to sell or the solicitation of an offer to buy any securities of Point.360, New 360 or DG FastChannel, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. The exchange offer described above has not commenced, and any offer will be made only through a prospectus that is part of a registration statement on Form S-4 to be filed with the U.S. Securities and Exchange Commission (the “SEC”) by DG FastChannel. DG FastChannel will also file with the SEC a Schedule TO, and Point.360 will file a solicitation/recommendation statement on Schedule 14D-9, in each case with respect to the Exchange Offer. DG FastChannel and Point.360 expect to mail a prospectus of DG FastChannel and related exchange offer materials, as well as the Schedule 14D-9, to Point.360 shareholders. In addition, in connection with the Spin-Off, New 360 expects to file a registration statement on Form 10 with the SEC and to mail an information statement regarding New 360 to Point.360 shareholders. Investors and security holders are urged to carefully read these documents and the other documents relating to the transactions contemplated by the Merger Agreement and the Contribution Agreement when they become available because these documents will contain important information relating to such transactions. Investors and security holders may obtain a free copy of these documents after they have been filed with the SEC, and other annual, quarterly, and special reports and other information filed with the SEC by Point.360 or DG FastChannel, at the SEC’s website at www.sec.gov.

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

Statements in this Form 10-Q may contain certain forward-looking statements relating to Point.360, New 360, and/or DG FastChannel. All statements included in this Current Report on Form 8-K concerning activities, events, or developments that Point.360 expects, believes, or anticipates will or may occur in the future are forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and involve known and unknown risks, uncertainties, and other factors that may cause actual results and performance to be materially different from any future results or performance expressed or implied by forward-looking statements, including the following: the risk that the Exchange Offer and the Merger will not close because of a failure to satisfy one or more of the closing conditions; the risk that Point.360’s or DG FastChannel’s business will have been adversely impacted during the pendency of the Exchange Offer and the Merger; the risk that the operations of the ADS Business and DG FastChannel will not be integrated successfully; and the risk that the expected cost savings and other synergies from the transactions contemplated by the Merger Agreement and the Contribution Agreement may not be fully realized, realized at all, or take longer to realize than anticipated. Additional information on these and other risks, uncertainties, and factors is included in Point.360’s and DG FastChannel’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other documents filed with the SEC.

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

In recent years, electronic delivery services have grown while physical duplication and delivery have been declining. We expect this trend to continue for the foreseeable future. All of our electronic, fiber optics, satellite and Internet deliveries are made using third party vendors, which eliminates our need to invest in such capability. However, the use of others to deliver our services poses the risk that costs may rise in certain situations that cannot be passed on to customers, thereby lowering gross margins. There is also the risk that third party vendors who directly compete with us will succeed in taking away business or refuse to allow us to use their distribution channels. In fact, in June 2005, one such vendor/competitor notified us that its electronic distribution channel would not be available to us except in very limited circumstances, or unless we entered certain “preferred vendor” arrangements that we believed would not be in the best long-term interests of Point.360. While curtailment of these services has not materially affected our ability to deliver commercial spots, we have not been able to pass on increased alternative delivery costs to our customers since June 2005. While we are exploring other lower cost alternatives, gross margins related to spot delivery revenues will be lower until such alternatives become available. Please also refer to Note 8 of Notes to Consolidated Financial Statements.

The Company has an opportunity to expand its business by establishing closer relationships with our customers through excellent service at a competitive price and maintaining adequate third party distribution channels. Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships. Also, growth can be achieved by acquiring similar businesses (for example, the acquisition of International Video Conversions, Inc. (“IVC”) in July 2004 and Eden FX in March 2007) which can increase revenues by adding new customers, or expanding services provided to existing customers.

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

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006.

Revenues. Revenues were $15.5 million for the three-month period ended March 31, 2007, compared to $16.0 million for the three-month period ended March 31,2006. Revenues declined in 2006 due to a number of factors including: (i) price compression due to competition in post production and spot advertising distribution, (ii) consolidation among some customers that has resulted in less business being available to Point.360, and (iii) the continuing trend toward electronic distribution of commercial spots as opposed to physical duplication and distribution which results in lower revenues. Billings to customers for sending commercial spots physically, has declined to about 4.9% of sales in the first quarter of 2007 from 5.3% in the prior year period. These factors have been somewhat offset by acquiring new customers and adding new service offerings. We expect the negative trends to continue at a slower pace in the future, and we will continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In the first quarter of 2007, gross margin was 33 % of sales, compared to 33% for the quarter ended March 31, 2006. The sale/leaseback penalized first quarter 2007 gross margin by 1% of sales (i.e., lease costs increased $0.2 million in the 2007 quarter net of depreciation associated with the previously-owned facility). The impact of the sale/leaseback will be continuing. Gross margins have been historically higher as a percentage of sales for advertising related revenue as compared to post production, the latter requiring a larger investment in equipment (greater depreciation) and higher personnel costs when compared to duplication and distribution of advertising content. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $4.8 million (31% of sales) in the first quarter of 2007 as compared to $5.1 million (32% of sales) in the same period of 2006.

Interest Expense.  Interest expense for the three-month period ended March 31, 2007 was $0.1 million, a decrease of $0.2 million over the three-month period ended March 31, 2006. The decrease was due to lower debt levels resulting from the sale/leaseback transaction offset partially by higher rates on remaining variable interest debt.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On December 30, 2006, the Company entered a new $10 million term loan agreement. The term loan provides for interest at LIBOR (5.32% at March 31, 2007) plus 3.15%, or 8.47% at March 31, 2007, and is secured by the Company’s equipment. The term loan was to be repaid in 60 equal principal payments plus interest. Proceeds of the loans were used to pay off our previously existing term loan.

In March 2006, the Company entered into a new credit agreement which provides up to $10 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (i) prime (8.25% at March 31, 2007) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 7.25% or 6.8%, respectively, at March 31, 2007. The facility is secured by all of the Company’s assets, except for equipment securing a new term loan as described above.

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

On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.

The following table summarizes the March 31, 2007 status of our revolving line of credit and term loans:

Revolving credit	$1,893,000
Current portion of term loan	1,798,000
Long-term portion of term loan	5,092,000
Total	$8,783,000

Monthly and annual principal and interest payments due under the term debt are approximately $193,000 and $2.3 million, respectively, assuming no change in interest rates.

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

The bank revolving credit agreement requires us to maintain a minimum “quick ratio” and a minimum “fixed charge coverage ratio.” Our quick ratio (current assets less current liabilities) was 1.28 as of March 31, 2007 as compared to a minimum requirement of 0.80. Our fixed charge coverage ratio compares, on a rolling twelve-month basis, EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. As of March 31, 2007, the fixed charge coverage ratio was 1.41 as compared to a minimum requirement of 1.10. If we fail to meet minimum covenant levels, amounts outstanding under the credit agreement and, by cross default provisions; the term loan will become due and payable.

We expect that remaining amounts available under the revolving credit arrangement (approximately $6,300,000 at March 31, 2007), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.5 - $3.5 million of capital expenditures for the next twelve months.

The acquisition of IVC was completed in July 2004 for $2.3 million in cash and $4.7 million in borrowings. The IVC purchase agreement also required payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if certain predetermined earnings levels (as defined) are met. In April 2005, $1 million was paid. $2 million was paid in 2006 and in 2007.

In March 2007, we acquired substantially all the assets of Eden FX for approximately $1.9 million in cash. The purchase agreement requires additional payments of $0.7 million, $0.9 million and $ 1.2 million in March of 2008, 2009 and 2010, respectively, if earnings during the three years after acquisition meet certain predetermined levels.

In April 2007, we received a $0.9 million tax refund for excess use taxes paid in prior years.

Due to an increase in the market price of our stock in the first quarter and after the execution of the Merger Agreement, many employees have exercised “in-the-money” stock options generating approximately $5.5 million in cash proceeds to the Company. If all remaining “in-the-money” options are exercised before the Effective Date, we will receive additional cash of approximately $1 million.

The following table summarizes contractual obligations as of March 31, 2007 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Obligations	$6,903,000	$1,937,000	$3,095,000	$1,872,000	$-
Capital Lease Obligations	48,000	48,000	-	-	-
Operating Lease Obligations	31,600,000	5,038,000	8,177,000	5,329,000	13,055,000
Total	$38,551,000	$7,023,000	$11,272,000	$7,201,000	$13,055,000

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $46.8 million as of March 31, 2007.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of March 31, 2007 was $3.3 million. The Company did not record a valuation allowance against its deferred tax assets as of March 31, 2007.

In June 2006, the FASB issued “FIN 48”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement FAS 109. This interpretation prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company was last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. The Company is currently not under audit by income taxing authorities. If audited, the Company believes that its income tax filing positions and deductions will be sustained and does not anticipate any adjustments that will result in a material change to its financial position. As a result, upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value. Under SFAS 159 a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for years beginning after November 15, 2007. We do not believe that SFAS 159 will have a material impact on our financial position, results of operations or cash flows.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market Risk. The Company had borrowings of $8.8 million at March 31, 2007 under term loan and revolving credit agreements. Revolving credit advances and one term loan were subject to variable interest rates. The weighted average interest rate paid during the first quarter of 2007 was 8.1%. For variable rate debt outstanding at March 31, 2007, a .25% increase in interest rates will increase annual interest expense by approximately $19,000. Amounts outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%-1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5% and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

In April 2007, the Company entered the Merger Agreement with DG. Upon completion of the transaction contemplated in the Merger Agreement, the DG actions will be dismissed.

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

There is also the risk that the transaction contemplated by the Merger Agreement will not be completed. Between now and the Effective Date, we will begin to utilize DG as an electronic vendor. We will also be sharing with DG confidential information about the ad distribution business. If the merger is not completed, there are risks that our competitive advantage will erode, that key ads employees will depart due to perceived uncertainties and that customers will choose other vendors to handle their spot advertising distribution needs.

Investors are encouraged to examine the Company’s 2006 Form 10-K, which more fully describes the risks and uncertainties associated with the Company’s business.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	First Amendment to Standard Loan Agreement dated March 15, 2007 between Bank of America and the Company.

10.2	Second Amendment to Standard Loan Agreement dated April 9, 2007 between Bank of America and the Company.

10.3	Promissory Note dated March 30, 2007 between General Electric Capital Corporation and the Company.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: May 15, 2007	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)